Form 10QSB
period 1997-01-31
BRECCIA INTERNATIONAL MINERALS INC
filed 1997-03-18
CIK 6019

U.S. SECURITIES AND EXCHANGE
              COMMISSION Washington, D.C. 20549
                       Form 10-QSB
  (Mark One)
 X   QUARTERLY  REPORT  UNDER  SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE  ACT  OF 1934 FOR
     THE QUARTERLY PERIOD ENDED JANUARY 31, 1997

     TRANSITION  REPORT  UNDER SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE
     TRANSITION PERIOD FROM     TO

  Commission file number ....0-8155....

           American Energy & Technology Inc.

 (Exact name of small business issuer as specified in its charter)

           Delaware                        73-0977756

(State or other jurisdiction of          (IRS Employer
 incorporation or organization)          Identification No.)

1500 Midland Walwyn Tower, Edmonton, Alberta    T5J 2Z2

 (Address of principal executive offices)      (Zip Code)

                           (403) 496-9169

                    (Issuer's telephone number)


  (Former name, former address and former fiscal year,
                           if changed since last report)

  Check  whether the issuer (1) has filed all reports
  required  to be filed by Section 13 or 15(d) of the
  Exchange Act during the past  12 months  (or for such
  shorter period that the registrant was required to
  file such  reports), and (2) has been subject to  such
  filing requirements for the past 90 days.
  Yes .X.    No ....
  Applicable only to corporate issuers
  State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of January 31, 1997, 20,541,475 shares of common stock were issued and outstanding.




                             Part 1 - Item 1

AMERICAN ENERGY & TECHNOLOGY INC.
Financial Statements
For the 9 months ended January 31, 1997
Expressed in U.S. Dollars

Balance Sheet                         January 31   April 30
                                           1997        1996
Assets
Current
 Cash                                    $122,755  $   3,669
                                         ---------  --------
                                          122,755      3,669

Mineral Property (Note 2)                 185,000         -
                                         ---------  --------

                                         $307,755   $   3,669
                                         ========    ========



Liabilities and Shareholders'
 Equity (Deficiency)

Accounts & advances payable (Note 2)   $  312,238       $  -
                                       ----------       ------
                                          312,238       46,579
Shareholder's Equity
Share Capital (Note 3)                    214,165       89,165
Deficit                                 (218,648)     (132,075)
                                       ----------      --------
                                          (4,483)      (42,910)
                                       ----------      --------
                                         $307,755       $3,669
                                       ==========     =========



Statement of Operations and Deficit
Expressed in U.S. Dollars


                           Quarter Ended         Nine Months Ended
                            1997    1996            1997    1996
Revenue
 Interest Income                $ -      $ -         $ 7     $ -

                               -----   ------       -----   -----

Administrative Expenses
 General and administration     31,951  6,205     86,581   18,712

                               -------  -----     ------   ------

Net loss for the period        (31,951) 6,205)   (86,574) (18,712)
Deficit, beginning of period (186,698)(23,819)  (132,075) (11,312)
                             --------  -------   -------   -------
Deficit, end of period      $(218,649)$(30,024)$(218,649)$(30,024)
                             ========= ========  ========  =======

Loss per Share*               $(0.002) $(0.001)  $(0.004) $(0.002)
* Based on 20,541,475common shares, (1996-8,041,475)



Statement of Changes in Financial Position
Expressed in U.S. Dollars
For the 9 months ended January 31               1997     1996
                                             -------   -------
Cash provided by (used in)

Operating Activities
 Net loss                                  $(86,574)    $(18,712)
 Amortization                                  -          16,750
                                         -----------   ----------
                                          (86,574)        (1,962)
Changes in  working capital accounts
 Accounts & Advances payable               265,660         1,962
                                          ----------   ----------
                                           179,086            -
Financing Activities
 Capital stock issuance                    125,000            -
                                           ---------   ----------
Investing Activities
 Mineral property                          (185,000)            -
                                          ----------   ----------

Increase In Cash                            119,086           -
Cash, beginning of period                     3,669           -
                                           ---------   ----------

Cash, end of period                         $122,755       $  -
                                           =========   ==========



1.      Significant Accounting Policies

Significant accounting policies are as follows:
Incorporation American Energy & Technology, Inc. was incorporated under the laws of the State of Delaware on April 25, 1975 and renewed on March 18, 1994.

Net Income (loss) per common share:
The net income (loss) per common share is based on the number of $0.01 par value common shares outstanding.

2.      Related Party Transactions

The Corporation has entered into the following transactions with related parties:

The Corporation owes $80,000 for professional fees and office sharing costs to a company affiliated with Directors' of the Corporation.

A company affiliated with directors' of the Corporation provided the Corporation unsecured advances of $34,201.

The company entered into a private placement agreement with a shareholder to issue 12,500,000 shares for consideration of $125,000.

The company also entered into an agreement with a shareholder and paid $185,000 to obtain property information and to negotiate for certain mineral property in Chile.

3.      Share Capital

Authorized
Seventy-five million (75,000,000) $.01 par value common stock.
                                                         1997        1996
                                                      --------     -------
Issued
20,541,475 common stock $.01 par value (1996-8,041,475) $214,165  $89,165
                                                      ========== =========




                           ITEM 2

Management Discussion and Analysis of Financial Condition and Results of Operations.

1. Material Changes in Results of Operation

The results of the statement of loss indicates a loss of $86,574 for the nine month period which represents transfer agent, legal and consulting fees necessary to maintain the Registrant current with its regulatory filing requirements.


2. Material Changes in Financial Condition

The directors are working to establish the Registrant as a prominent mineral exploration and development company seeking high tonnage, low to medium grade, gold and copper ore bodies which would be economical to mine.

The registrant received on October 16, 1996 confirmation from NASD Regulation, Inc. to submit a quote on the OTC Bulletin Board under the Symbol "AEYT"

During the period the registrant entered into a private placement agreement to issue 12,500,000 shares for $125,000.

The registrant also entered into an agreement and paid $185,000 to obtain property information and negotiate on certain mineral property in Chile.


                                 Part II

OTHER INFORMATION

Item I.         Legal Proceedings

                        None

Item 2.         Changes in Securities

                The registrant issued 12,500,000 $0.01 par value common shares during the period

Item 3.         Defaults Upon Senior Securities

                         None

Item 4.         Submission of Matters to Vote of

                The registrant called for an Annual Meeting of shareholders for February 14, 1997 for shareholders of record on February 3, 1997.


Item 5.         Other Information

                      None

Item 6.         Exhibits and Reports on Form 8 - K

                As filed November 29, 1996 without financial statements


                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
AMERICAN ENERGY & TECHNOLOGY, INC.

Date:   March 17, 1997                 Don Caron
                                       Don Caron
                                       President

Date:   March 17, 1997                 Richard Caron
                                       Richard Caron
                                       Director