Form 10QSB
period 1996-10-31
BRECCIA INTERNATIONAL MINERALS INC
filed 1997-04-07
CIK 6019

U.S. SECURITIES AND EXCHANGE
              COMMISSION Washington, D.C. 20549
                       Form 10-QSB
  (Mark One)
X   QUARTERLY  REPORT  UNDER  SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE  ACT  OF 1934 FOR
     THE QUARTERLY PERIOD ENDED OCTOBER 31, 1996

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

  Check  whether the issuer (1) has filed all reports
  required  to be filed by Section 13 or 15(d) of the
  Exchange Act during the past  12 months  (or for such
  shorter period that the registrant was required to
  file such  reports), and (2) has been subject to
  such filing requirements for the past 90 days.
  Yes .X.    No ....
  Applicable only to corporate issuers
  State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of October 31, 1996, 8,041,475 shares of common stock were issued and outstanding.




                             PART 1 - ITEM 1

AMERICAN ENERGY & TECHNOLOGY INC.
Financial Statements
For the 6 months ended October 31, 1996
Expressed in U.S. Dollars

Balance Sheet                          October 31   April 30
                                           1996        1996
Assets
Current
Cash                                     $6,585  $   3,669
                                         ---------  -------

Liabilities and Shareholders'
 Equity (Deficiency)


Accounts & advances payable (Note 2)     $  104,117   $46,579
                                         --------    --------
                                            104,117  46,579


Shareholder's Equity
Share Capital (Note 3)                    89,165       89,165
Deficit                                 (186,697)    (132,075)
                                       ----------      -------
                                       (97,532)      (42,910)
                                       ----------      -------
                                       $ 6,585         $3,669
                                       ==========     =========



Statement of Operations and Deficit
Expressed in U.S. Dollars


                           Quarter Ended         Six Months
Ended
                            1996    1995            1996    1995
Revenue
 Interest Income                $ -      $ -         $ 7     $ -

                               -----   ------       -----   ----

Administrative Expenses
General and administration     33,541  6,087       54,630   12,507
                                -------  -----     ------   ------

Net loss for the period       (33,541) (6,087)     (54,623) (12,507)
Deficit, beginning of period (153,156)(17,731)    (132,075) (11,312)
                               -------  -------   -------    -------
Deficit, end of period      $(186,697) $(23,818) $(186,698) $(23,819)
                              ========= ======== ========    =======

Loss per Share*                $(0.004) $(0.001)  $(0.007)  (0.002)
* Based on 8,041,475 common shares, (1995-8,041,475)



Statement of Changes in Financial Position
Expressed in U.S. Dollars
For the 6 months ended October 31               1996     1995
                                             -------   -------
Cash provided by (used in)

Operating Activities
 Net loss                                  $(54,623)    $(12,507)
 Amortization                                  -          11,166
                                         -----------   ----------
                                          (54,623)        (1,341)
Changes in  working capital accounts
  Accounts & Advances payable               57,539         1,341
                                          ----------   ----------
Increase In Cash                           2,916           -


Cash, beginning of period                     3,669        -
                                           ---------   ----------

Cash, end of period                         $6,585         $  -
                                           =========   ==========



1.      Significant Accounting Policies

Significant accounting policies are as follows:
Incorporation:

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

2.      Related Party Transactions

The Corporation has entered into the following transactions with related parties:

The Corporation owes $65,000 for professional fees and office sharing costs to a company affiliated with Directors' of the Corporation.

A company affiliated with directors' of the Corporation provided the Corporation unsecured advances of $34,430.

3.      Share Capital

Authorized
Seventy-five million (75,000,000) $.01 par value common stock.
                                                      1996        1995
                                                    --------     -------
Issued
8,041,475 common stock $.01 par value               $89,165     $89,165
                                                   ==========  =========




                           ITEM 2

Management Discussion and Analysis of Financial Condition and Results of Operations.

1. Material Changes in Results of Operation
The results of the statement of loss indicates a loss of $54,623 for the six month period which represents transfer agent, legal and consulting fees necessary to maintain the Registrant current with its regulatory filing requirements.


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

                        None

Item 3.         Defaults Upon Senior Securities

                        None

Item 4.         Submission of Matters to Vote of

                        None


Item 5.         Other Information

                        None

Item 6.         Exhibits and Reports on Form 8 - K

                        None


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


AMERICAN ENERGY & TECHNOLOGY, INC.

Date:   December 12, 1996              Don Caron
                                       Don Caron
                                       President

Date:   December 12, 1996              Richard Caron
                                       Richard Caron
                                       Director