Form 10KSB
period 1996-04-30
BRECCIA INTERNATIONAL MINERALS INC
filed 1997-04-10
CIK 6019

Form 10-KSB
[Adopted in Release No. 34-30968(72,439), effective August  13,
1992, 57 F.R.36442]
            U.S. Securities and Exchange Commission
                     Washington, D.C. 20549
(Mark One)
      [X ]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

           For the fiscal year ended April 30, 1996

    [ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

               Commission file number  0 - 8155

                 AMERICAN ENERGY & TECHNOLOGY, INC.
        (Name  of  small  business  issuer  in  its charter)

          DELAWARE                                73-9077756
     (State or other jurisdiction            (IRS   Employer
      of incorporation or organization)     Identification No.)

  #1500 Midland Walwyn Tower, Edmonton, Alberta,        T5J 2Z2
     (Address of principal executive offices)          (Zip Code)

Issuer's telephone number      (403) 496-9171

Securities registered under Section 12(b) of the Exchange Act:

      Title of each class       Name of each exchange on which registered
              NONE                               NONE

Securities registered under Section 12(g) of the Exchange Act:

                   $0.01 Par Value Common Stock
                        (Title of class)

      Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X     No

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.[ ]

State  issuer's  revenues for its most recent  fiscal  year NIL

As of April 30, 1996 8,041,475 $0.01 par value common stock were issued and outstanding.

               DOCUMENTS INCORPORATED BY REFERENCE
                              None

                             Part I


Item 1. Description of Business

(a) Business Development

American Energy & Technology, Inc. ("Registrant") was incorporated under the laws of the State of Delaware on April 25, 1975. The Registrant's principal offices are located at #1500 Midland Walwyn Tower, Edmonton, Alberta, Canada, T5J 2Z2, and it's registered office is 1209 Orange Street, Wilmington, New Castle, Delaware, 19801. The telephone number is (403) 496-9171.

The Registrant has been inactive and has not conducted any business during the fiscal years ending April 30, 1987 through April 30, 1996. The current directors have taken the necessary steps to bring the Registrant current with all the regulatory filings.

On  March  18,  1994, the Registrant received  a  Certificate  of
Renewal from the State of Delaware.

The   Registrant  has  not  been  involved  in  any   bankruptcy,
receivership or similar proceedings.

(b) Business of Issuer

The Registrant intends to seek opportunities in the acquisition, exploration and development of large tonnage gold and copper deposits located in the U.S., Canada, South America, Mexico and the South West Pacific.

The Registrant owns no patents, trademarks, licenses, franchises, or concessions.

The Registrant has no portion of its business which may be subject to re-negotiation of profits or termination of contracts or subcontracts at the election of the Government.

The Registrant has not conducted any research and development and no future research is proposed at this time.

The Registrant has not made any material capital expenditures which require environmental control facilities.

The Registrant currently has no full-time employees.

Item 2. Description of Property

The Registrant currently has no operations in mining exploration or interests in any properties directly or through ownership of partnership interests at April 30, 1996.

 Item 3. Legal Proceedings

The Registrant knows of no pending or threatened material legal proceedings to which the Registrant is a party of, and no such proceedings are known to the Registrant to be contemplated by governmental authorities.



                            Part II

Item 4. Market for Common Equity and Related Stockholder Matters

The  Registrant's common stock currently is not  trading  on  any public market.
                                        Number of
     Title of class                     Record Holders

     $0.01 Par Value                         1,913
      Common Stock

No dividends have ever been declared or paid with respect to the Registrant's common stock. The Registrant has no present plans to pay dividends in the foreseeable future.

Item 5. Management Discussion and Analysis or Plan of Operation

The results of the statement of loss indicates a loss of $16,538 which represents transfer agent, legal and consulting fees necessary to maintain the Registrant current with its regulatory filing requirements.

Currently the directors are working to establish the Registrant as an exploration and development company seeking high tonnage, low to medium grade, gold and copper orebodies which would be amenable to bulk mining techniques.

Upon establishing qualified trading status the Registrant will apply to be listed on a recognized North American stock exchange.

Item  6.  Changes  In  and  Disagreements  With  Accountants   on
Accounting and Financial Disclosure

The Registrant has engaged BDO Dunwoody, Chartered Accountants of
Edmonton, Alberta, Canada to provide audited financial statements for the Registrant as of April 30, 1996.

Item 7. Financial Statements

See   the   following  Financial  Statements  and   Supplementary
Information prepared by BDO Dunwoody, Chartered Accountants.

                            Part III

Item  8.  Directors,  Executive Officers, Promoters  and  Control
Persons

The following table sets forth, as of April 30, 1996, the names and ages of all Directors and Executive officers of the Registrant, indicating all positions and offices with the Registrant held by each person, and any periods during which he served:

                            Offices  Held    As Director      As Officer
Name             Age        In  Registrant   Of  Registrant   Of egistrant

Donald  P.  Caron  33      Pres. & Dir.    April  30,  1988   April30,1988
                                           - Present          - Present

Richard D. Caron   41      V.P. &Dir.      April 30,  1988    April30,1988
                                           - Present         - Present

The Registrant's Directors hold office until the next annual meeting of shareholders. There is no arrangement or understanding between any Director of the Registrant and any other person or persons pursuant to which such Director was or is to be selected as a Director or a nominee for Director.

The Registrant's Executive Officers hold office at the pleasure of the Board of Directors or until the next annual meeting of the Board of Directors. There is no arrangement or understanding between any such Executive Officer and any other person pursuant to which such Executive Officer was selected as an Officer of the Registrant.

The Registrant does not employ any person, other than the above-named Executive Officers, who make or are expected to make significant contributions to the business of the Registrant.

Donald  P. Caron, Director and Executive Officer, and Richard  D.
Caron, Director and Executive Officer, are family related as brothers.

Following is a brief account of the business experience during the past five years of each Director and Executive Officer of the Registrant who held office as such on April 30, 1996.

Don P. Caron, 33, is the President, Chief Executive Officer, Secretary and Director of the Corporation. He is also Vice
President and director of Western Pacific Gold Inc., Norac Industries Inc., and Magma Pacific Gold Inc., all junior mineral exploration companies listed on The Alberta Stock Exchange. Mr. Caron has been involved with the finance management and administration of listed public companies for over seven years. He specializes in finance, accounting, securities regulations, Stock Exchange policies and investor/shareholder liaison.

Mr. Caron is Vice President of Western America Venture Group., companies administering venture funds and providing financing and administrative services for public and private companies. He was instrumental in the reorganization of First Canada Financial Corp. which is now Western Pacific Gold Inc. and has advised and participated as a principal in numerous mergers, acquisitions, and divestitures in Australia, Germany, India, USA and Canada.

Richard D. Caron, 41, is the Vice President and Director of the Corporation. Mr. R. Caron is President of Western America Venture Group, companies administering investment funds; President of Mount-Western Investments Inc., a venture fund; President of Norac Industries Inc., a public company in the mining and exploration business.

No event has occurred during the past five years which is material to an evaluation of the ability or integrity of any Director.

Item 9. Executive Compensation

Directors and officers have received no remuneration for their services other than as described in item 11 of this report.

Item  10.  Security  Ownership of Certain Beneficial  Owners  and
Management

The following table sets forth the number and percentage of shares of Registrant's $0.01 par value common stock (its only class of voting securities) owned beneficially by any person, who, as of April 30, 1995, is known to the Registrant to be the beneficial owner of 5% or more of such common stock. Information regarding beneficial ownership was obtained from the Registrant's stock transfer agent.

                                        Number of      Percent
                                        Common Shares  of
                  Name and Address      Beneficially   Common
Title of Class    of Beneficial Owner   Owned          Shares

Common Stock $0.01 ParMount-Western Investments Inc.(1)2,650,000
32.9 %
       "          Paul B. Knight (2)   786,691          9.7 %
       "          John P. Knight (3)   502,134          6.2 %
       "          Alameda National Bank (4)470,000      5.8 %
       "          Energy Production &
                  Investment Corp. (5) 435,000          5.4 %
       "          Floyd M. Stack (6)   502,000          6.2 %
       "          Roy E. Warren (7)    506,002          6.3 %
       "          John A. Boettiger (8)503,334          6.2 %

(1) The shares are owned by Mount-Western Investments Inc., an Alberta private Corporation, of which Richard D. Caron is a Director and controls 40% of the issued and outstanding shares thereof. The address of the beneficial owner is #1500 Midland Walwyn Tower, Edmonton Centre, Edmonton, AB, T5J 2Z2.

(2) Paul B. Knight directly holds 700,020 Common Shares and is custodian for 13,334 Common Shares for Kristina K. Knight and 13,334 Common Shares for John P. Knight. Also 60,003 Common Shares are owned by Transwestern Mortgages, Inc. of which Paul B. Knight is the President and controlling shareholder. The address of the beneficial owner is P.O. Box 3476 Englewood, CO, 80155.

(3)John P. Knight registered address is the same as (2) above.

(4)  The  shares  are to the attention of Norman Burkepile.   The
     address is 5500 W. Alameda Lakewood, CO, 80226.

(5)The   address  of  the  beneficial  owner  is  P.O.  Box  3476
   Englewood, CO, 80111.

(6)The  address  of  the  beneficial  owner  is  P.O.  Box  15612
   Lakewood, CO, 80215

(7)The  address of the beneficial owner is 4505 S. Broadway,  CO,
   80110

(8)   The address of the beneficial owner is 405 Urban Suite, 310
Lakewood CO, 80228

There are no arrangements, known to the Registrant, including pledge by any person of securities of the Registrant, the operation of which may at a subsequent date result in a change of control of the Registrant.

Item 11. Certain Relationships and Related Transactions

No Director or Officer of the Registrant, any nominee for election as Director, any security holder who is known by the Registrant to own of record or beneficially more than 5% of any class of the Registrant's voting securities, or any relative or spouse of any of the foregoing persons, who has the same home as such person or who is a Director or Officer of any parent or subsidiary of the Registrant, had any transactions since the beginning of the Registrant's last fiscal year or has any presently proposed transactions, to which the Registrant was or is to be a party, in which any of such persons had or is to have any direct interest, except as follows:

As of the date of this report, Richard D. Caron, a Director and Officer of the Registrant is also a Director and Officer of Mount-Western Investments Inc. of which he controls 40% of the issued and outstanding shares thereof.

A   company  affiliated  with  Richard  D.  Caron,  advanced  the
Registrant    $13,916.   This  amount  was   used   for   current
expenditures to allow the company to maintain current filings.

The Registrant entered into service agreements with affiliated companies of Donald P. Caron. The agreements relate to services provided to bring the Company current with all its filings and into qualified trading status. The accounts payable related to these agreements amount to $30,000.

No Director or Officer of the Registrant, nominee for election as Director, or any associate of any such Director, Officer or nominee was indebted to the Registrant at any time since the beginning of the Registrant's last fiscal year.

Item 12. Exhibits

FINANCIAL STATEMENTS

     Title Page                          -
     Financial Statements               Pg. 1-7
     Reports on Form 8-K                NONE
     Exhibits                           NONE




                           SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant)  AMERICAN ENERGY & TECHNOLOGY, INC.


By (Signature and Title) Donald P. Caron
                         Donald P. Caron, President

Date    JULY 15, 1996

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

(Registrant)  AMERICAN ENERGY & TECHNOLOGY, INC.


By (Signature and Title)* Richard D. Caron
                          Richard D. Caron, Vice President

Date     JULY 15, 1996

* Print the name and title of each signing officer under his signature.





American Energy & Technology Inc.
Financial Statements
For the year ended April 30, 1996



Contents

FINANCIAL STATEMENTS
Balance Sheet
Statement of Operations and Deficit
Statement of Changes in Financial Position
Summary of Significant Accounting Policies
Notes to the Financial Statements


AUDITORS' REPORT



To the Shareholders of
American Energy & Technology Inc.

We have reviewed the balance sheet of American Energy & Technology Inc. as at April 30, 1996 and the statements of loss and deficit and changes in financial position for the year then ended. These financial statements are the responsibility of the
Company's management.   Our responsibility is to express an
opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In our opinion, these financial statements present fairly, in all material respects, the financial position of the company as at April 30, 1996 and the results of its operations and the changes in its financial position for the year then ended in accordance with generally accepted accounting principles.




BDO Dunwoody
CHARTERED ACCOUNTANTS
July 2,1996




Balance Sheet
As at April 30


Assets
Current                                    1996          1995

Cash                                       $3,669        $ -
                                          ========      ========

Liabilities and Shareholders' Equity (Deficiency)
Accounts payable                           $2,662       $
Payable to  Affiliated Companies (Note 3)  43,917        26,371
                                          -------        ------
                                           46,579        26,371
Shareholder's Equity
Share Capital (Note 4)                     89,165        89,165
Deficit                                  (132,075)     (115,536)
                                         --------      ---------
                                          (42,910)      (26,371)
                                         --------      --------
                                           $3,669       $  -
                                         ========      ========

On behalf of the board:

Don Caron____________ Director

Richard Caron________ Director





Statement of Operations and Deficit
For the year ended April 30

                                          1996    1995
                                         ------  ------
Administrative Expenses
Audit fees                                1,200
Bank charges                                 84
Consulting fees                          10,000  20,000
Franchise taxes                             107     215
Legal fees                                2,511
Office supplies                              45
Registration fees                           250
Subscriptions                               225
Transfer agent fees                       2,116   2,154
                                         ---------------
                                         16,538   2,369
Write down on technology rights                 126,558
                                         ---------------
Net loss for the year                  (16,538)(128,927)
(Deficit) Retained Earnings,
 beginning of period                  (115,537)  13,391
                                        ---------------
 Deficit, end of period              $(132,075)$(115,536)
                                      ==================
Loss per Share*                      $(0.002)    $(0.016)
                                      ==================
* Based on 8,041,475common shares




Statement of Changes in Financial Position
For the year ended April 30                1996    1995
                                        -------  --------

Cash provided by (used in)
Operating Activities

Net loss                                $(16,538) $(128,927)
Write down of technologies                          126,558
                                        ---------  ---------
                                         (16,538)    (2,369)
Changes in  working capital accounts
 Accounts payable                          2,662
 Payable to affiliated companies          17,544       2,369
                                        --------  ----------

Increase In Cash for the year and cash
 end of year                              $3,668     $  -
                                        ========  ==========



Summary of Significant Accounting Policies


Nature of Business

The Company is incorporated under the laws of the State of Delaware, U.S.A. on April 25, 1975 and renewed on March 18, 1994.
As the U.S. dollar is the principal currency in which the company's business is conducted, these financial statements have been presented in U.S. dollars.

Net Income (Loss)
 per common share

The net income loss per common share is based on the number of $0.01 par value common shares outstanding.


Notes to Financial Statements

1. Related Party Transactions

The Company has entered into the following transactions with related parties:

A Company affiliated with a director of the Corporation advanced the Corporation $13,916. This amount was advanced for current expenditures.

The Company entered into service agreements with affiliated companies controlled by a director of the corporation. Current payables include $30,000 related to these agreements.

2.      Share Capital

Authorized
 Seventy-five million (75,000,000) $.01 par value common stock.
                                                    1996   1995
Issued                                            ------- ------
8,041,475 common stock $.01 par value             $89,165 $89,165
                                                  ======= ======

3. Comparitive Figures

The 1995 figures have been restated to reflect a retroactive write down of technological rights as management has determined that these rights have no discernable value to the company.