Form 10KSB
period 1997-04-30
BRECCIA INTERNATIONAL MINERALS INC
filed 1997-08-18
CIK 6019

Form 10-KSB
[Adopted in Release No. 34-30968(72,439), effective August
13, 1992, 57 F.R.36442]
            U.S. Securities and Exchange Commission
                     Washington, D.C. 20549
(Mark One)
      [X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

           For the fiscal year ended April 30, 1997

      [ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

               Commission file number  0 - 8155

                BRECCIA INTERNATIONAL MINERALS INC.
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

                   $0.0001 Par Value Common Stock
                        (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2)  has  been subject to such filing requirements
for the past 90 days.
Yes  X     No

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10KSB or any amendment to this Form 10-KSB.[ ]

State issuer's revenues for its most recent fiscal year $951.00

As of April 30, 1997 8,128,206 $0.0001 par value common stock were issued and outstanding.

          DOCUMENTS INCORPORATED BY REFERENCE
Form 8-K, see Item 13.


                             Part I


Item 1. Description of
Business

(a) Business Development

Breccia International Minerals Inc.("Registrant") was incorporated under the laws of the State of Delaware on April 25, 1975. The Registrant's principal offices are located at #1500 Midland
Walwyn Tower, Edmonton, Alberta, Canada, T5J 2Z2, and it's registered office is 1209 Orange Street, Wilmington, New Castle, Delaware, 19801. The telephone number is (403) 496-9171.

On  March  18,  1994, the Registrant received  a
Certificate  of Renewal from the State of Delaware.

The Registrant held an annual meeting on February 14, 1997 and approved a reverse stock split and redesignation of share capital. The Registrant consolidated the issued and outstanding $0.01 par value common stock on basis of one (1) $0.0001 par value stock for each twenty (20) $0.01 par value common stock. The Registrant also redesignated the share capital to $0.0001 par value common stock and changed its name to Breccia International Minerals Inc.

The   Registrant  has  not  been  involved  in  any
bankruptcy, receivership or similar proceedings.

(b) Business of Issuer

During the year, the Registrant seeked out opportunities in the acquisition, exploration and development of large tonnage gold and copper deposits located in Chile, South America. An introduction to a prominant Chilean prospector was established and several months of negotiating were involved in numerous proposed agreements. However, due to uncontrollable market conditions in the mineral exploration sector, the Registrant did not conclude an agreement.

Consequently, the Registrant has shifted it's focus away from mining, and is looking at other business opportunities.

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

Item 2. Description of Property

The Registrant currently has no operations in mining exploration or interests in any properties directly or through ownership of partnership interests at April 30, 1997.

Item 3. Legal Proceedings

The Registrant knows of no pending or threatened material legal proceedings to which the Registrant is a party of, and no such proceedings are known to the Registrant to be contemplated by governmental authorities.

Item 4. Submission of matters to a vote of security holders.

a) The Annual Meeting of Stockholders of the Registrant was held on February 14, 1997.

b) Name and year in which first elected as Director:

   Donald P. Caron (1988)
   Richard D. Caron (1988)
   Michael A. Trabysh (1996)

c)
  1. To consider and, if thought advisable, approve a resolution amending the Certificate of Incorporation to a) consolidate the number of issued and outstanding $0.01 Par Value Common
     Stock of the Corporation on the basis of one (1) $0.0001 Par Value Stock for each twenty (20) shares of $0.01 Par Value Common
     Stock outstanding, b) change the authorized share capital of the Corporation to 75,000,000 common shares with $0.0001 par value and c) change the name of the Corporation to Breccia International Minerals Inc.

     For: 15,952,253
     Against: 211

  2. To elect directors:

     Donald P. Caron

      For: 15,952,288
      Withheld: 0

     Richard D. Caron

      For: 15,952,288
      Withheld: 0

     Michael A. Trabysh

      For: 15,952,288
      Withheld: 0

  3. To consider and, if thought advisable, approve a resolution approving a share option plan which would authorize the Board of Directors to issue options to directors who are in a position to contribute to the growth and development of the Corporation.

      For: 15,952,253
      Against: 0

  4. To appoint auditors and to authorize the directors to fix their remuneration as such.

      For: 15,952,253
      Withheld: 0

  5. To ratify, confirm and approve all acts deeds, payments of money, and things done by and the proceedings of the Directors and Officers of the Corporation on its behalf since the last meeting of the Corporation.

      For: 15,952,253
      Against: 0

d) N/A



                       Part II

Item 5. Market for Common Equity and Related stockholder Matters

The Registrant's common stock is currently trading on the NASDAQ Bulletin Board under the symbol "BIMI"

                                        Number of
Title of class                         Record holders

$0.0001 Par Value                          1,913
Common Stock

Since the Registrant was quoted on the NASDAQ Bulletin Board on October 16, 1996 the low bid was $0.01 and the high bid was $0.50, but there have been no trades to date.

No dividends have ever been declared or paid with respect to the Registrant's common stock. The
Registrant has no present plans to pay dividends in the foreseeable future.

Item 6. Management Discussion and Analysis or Plan of
Operation

a) Plan of Operations

During the year, the Registrant sought out opportunities in the acquisition and development of large tonnage gold and copper deposits located in Chile, South America. An introduction to a prominent Chilean propsector was established and several months of negotiating were involved in numerous proposed agreements. However, due to uncontrollable market conditions in the mineral exploration sector, the Registrant did not conclude an agreement.

Consequently, the Registrant has shifted its focus away from mining, and is exploring other business opportunties.

b) Management's Discussion and Analysis of Financial Condition and Results of Operations.

The results of the statement of loss for the fiscal year ended April 30, 1997 indicates a loss of $304,131 of which $185,000 represents and introduction and finders fee on several potential mineral properties. The remaining balance represents transfer agent, legal and consulting fees necessary to maintain the Registrant current with its regulatory filing requirements.

The results of the statement of loss for the fiscal year ended April 30, 1996 indicates a loss of $16,538.

Item 7. Financial statements

See the following Financial Statements and Supplementary Information prepared by BDO Dunwoody Chartered Accountants.

Item  8.  Changes  In  and  Disagreements  With
Accountants   on Accounting and Financial Disclosure

The Registrant has engaged BDO Dunwoody, Chartered
Accountants of Edmonton, Alberta, Canada to provide audited financial statements for the Registrant as of April 30, 1997.

                      Part III

Item 9.  Directors,  Executive Officers, Promoters and  Control Persons

The  following table sets forth, as of April 30,
1997, the  names and ages  of  all  Directors  and
Executive  officers  of  the Registrant,  indicating
all  positions  and  offices  with   the Registrant
held by each person, and any periods during which he served:

Name
                         Office Held       As Director         As Officer

Donald P. Caron  34      Pres. & Dir.      April 30,1988       April30,1988
                                           - Present           -Present

Richard D. Caron 42      V.P. &Dir.        April 30,1988       April30,1988
                                           - Present           -Present

Michael A. Trabysh 32    Director          July 15,1996         N/A
                                           -Present

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

The Registrant does not employ any person, other than the above named Executive Officers, who make or are expected to make significant contributions to the business of the Registrant.

Donald  P. Caron, Director and Executive Officer, and
Richard D. Caron, Director and Executive Officer, are family related as brothers.

Following is a brief account of the business experience during the past five years of each Director and Executive Officer of the Registrant who held office as such on April 30, 1997.

Don  P.  Caron,  34,  is the President, Chief
Executive  Officer, Secretary  and  Director  of the
Corporation.  He  is  also  Vice President  and
director  of Western  Pacific  Gold  Inc.,  Norac
Industries Inc., and Western America Resources Inc., all
junior mineral exploration companies listed on The
Alberta Stock Exchange. Mr. Caron   has  been
involved with the finance management and administration of listed public companies for over seven years. He specializes in finance, accounting, securities regulations, Stock Exchange policies and investor/shareholder liaison.

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

Richard D. Caron, 42, is the Vice President and
Director  of  the Corporation. Mr. R. Caron is
President of Western America Venture Group, companies administering investment funds; President of Mount-Western Investments Inc., a venture fund.

Michael A. Trabysh , 32, is a director of the corporation. Mr. Trabysh is the Accounting Manager of Western America Venture Management Inc, and specializes in public company reporting and compliance. Mr. Trabysh has seven years of experience in financial accounting and holds status as a candidate member of the Society of Management
Accountants.

No event has occurred during the past five years which is material to an evaluation of the ability or integrity of any Director.

Item 10. Executive Compensation

Directors and officers have received no remuneration for their services other than as described in item
11 of this report.

Item  11.  Security  Ownership of Certain Beneficial
Owners  and Management

The following table sets forth the number and percentage of shares of Registrant's $0.0001 par value common stock (its only class of voting securities) owned beneficially by any person, who, as of April 30, 1997, is known to the Registrant to be the beneficial owner of 5% or more of such common stock. Information regarding beneficial ownership was obtained from the Registrant's stock transfer agent.

                                        Number of       Percent
                                        Common Shares   of
                  Name and Address      Beneficially    Common
Title of Class    of Beneficial Owner   Owned           Shares

$0.0001  Par Value   Barrington Global
Common Stock         Fund Inc.(1)          6,625,000      82.0%
       "             West. America
                     Mineral Res. Fund (2) 1,100,000      14.0%


(1)  The shares are owned by Barrington Global Fund
     Inc. a British Virgin Island Corporation. The address of the beneficial owner is Unit 8, Mill Mall, Tortola, BVI

(2)  The  shares are owned by Western America
     Mineral Resource Fund Inc.,  an Alberta private
     Corporation, of which Donald P.Caron is  a Director.
     The  address of the beneficial  owner  is #1500
     Midland Walwyn Tower, Edmonton Centre, Edmonton,  AB,
     T5J 2Z2.

There are no arrangements, known to the Registrant, including pledge by any person of securities of the Registrant, the operation of which may at a subsequent date result in a change of control of the Registrant.

Item 12. Certain Relationships and Related Transactions

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

As of the date of this report, Donald P. Caron, and Richard D. Caron, Directors and Officers of the Registrant, are also Directors and Officers of Western America Mineral Resource Fund Inc. and control 100% of the issued and outstanding shares thereof.

The Registrant entered into service agreements with affiliated companies of the directors. The agreements relate to services provided to bring the Company current with all its filings and into qualified trading status, and to provide monthly services to maintain the Registrant current with all regulatory filings. The accounts payable related to these agreements amount to $69,250.

No Director or Officer of the Registrant, nominee for election as Director, or any associate of any such Director, Officer or nominee was indebted to the Registrant at any time since the beginning of the Registrant's last fiscal year.

Item 13. Exhibits

FINANCIAL STATEMENTS

     Title Page            -
     Financial Statements  pg. 1-7
     Reports on Form 8-K   Incorporated By Reference: Form 8K Filed
                           on March 26, 1997 Consisting of:
                              Title Page
                              Items #1 throught #8
                              Exhibit one
     Exhibits
     Exhibits 1:  Restate Certificate of Incorporatin
                  Pursuant to the General Corporation Law
                  of the State of Delaware


  American Energy & Technology Inc., a corporation organized and existing under the laws of the state of Delaware, hereby certifies as follows:

1. The name of the corporation is American Energy & Technology, Inc. The Corporation was originally incorporated under the name Aerotech, Inc. The date the corporation filed its original Certificate of Incorporation with the Secretary of State was April 25, 1975.

2. This Restated Certificate of Incorporation restates and amends the provisions of the original certificate of Incorporation of this corporation as heretofore in effect and was duly adopted by the stockholders on February 14, 1997 in accordance with Section 242 and 245 of the General Corporation Law of the State of Delaware.

3. The text of the Certificate of Incorporation is hereby restated to read as herein set forth in full:

ARTICLE I

The name of the corporation is Breccia International Minerals Inc., (hereinafter called the "Corporation").

ARTICLE II

The location of the registered office of the Corporation in the State of Delaware is 1209 Orange Street, in the City of Wilmington, County of New Castle, 19801. The name of its registered agent at that address is The Corporation Trust Company.

ARTICLE III

The genral nature of the business the Corporation proposes to transact, and certain of its objects, purposes and powers (in addition to those conferred by law), is to engage in any act or activity for which corporations may be organized under the General Corporation Law of the State of Delaware.

ARTICLE IV

The total number of shares of capital stock which the Corporation shall have authority to issue is Seventy-Five million (75,000) and the par value of each such share is (.0001).

ARTICLE V

Election if directors need not be written ballot unless the Bylaws so provided.

ARTICLE VI

In furtherance and not in limitation of the powers conferred by law, the Board of Directors of the Corporaion is expressly authorized:

a) To make, alter, amend or repeal the Bylaws of the Corporation.
b) To direct and determine the use and disposition of net profits or net assets in excess of capital; to set apart out of any of the funds of the Corporation available for dividends a reserve or reserves for any proper purpose; and to such reserve in the manner in which it was created.
c) To establish bonus, profit sharing, stock option, retirement or others types of incentive or compensation plan for the employees (including officers and directors) of the Corporation and its subisdiaries and to fix the amount of the profits to be distributed or shared and to determine the persons to participate in any such plans and the amounts of their respective participations
d) From time to time to determine whether and to what extent, and at what time and places and under what conditions and regulations, the accounts and books of the Corporation (other than the stock ledger), or any of them, shall be open to the inspection of the stockholders; and no stockholder shall have any right to inspect any account or book or document of the Corporation, except as conferred by statute or authorized by the Board of Directors or by a resolution of the stockholders.
e) To authorize, and cause to be executed mortgages liens upon the real and personal property of the Corporation.

ARTICLE VII

a) A director of the corporation shall not be personally liable to the corporation or its stockholders for monitory damges of fiduciary duty as a director, except for liability i) for any breach of the director's duty of loyalty to the corporation or its stockholders, ii) for acts or ommissions not in good faith or which involve intentionally misconduct or a knowing violation of law, iii) unders Section 174 of the Delaware General Corporation Law or iv) for any transaction from which the director derived any improper personal benefit. If the Delaware General Corporation Law is hereafter amended to further reduce or to authorize, with the approval of the corporation's stockholders, further reductions in the liability of the corporation's directors for breach of fiduciary duty, then a directory of the corporation shall not be liable for any such breach to the fullest extent permitted by the Delaware General Corporation Law as so amended.

b) To the extent permitted by applicable law, this corporation is also authorized to provide indemnification of (and advancedment of expenses to) such agents (and any other person to which Delaware law permits this corporation to provide indemnification) through bylaw provisions, agreements with such agents or other persons, vote of stockholders or disinterested directors or otherwise, in excess of the indemnification and advancement otherwise permitted by Section 145 of the Delaware General Corporation Law, subject only to limits created by applicable Delaware law (statutory or non-statutory), with respect to actions for breach of duty to the corporation, its stockholders, and other.

c) Any repeal or modifaction of any of the foregoing Provisions of this Article VII shall not adversely affect any right or protection of a director, officer, agent or other person existing at the time of or increase the liability of any director of the corporation with respect to any acts or ommission of such director prior to, such repeal or modification.

ARTICLE VIII

The Corporation reserves the right to alter, change or repeal any provision contained in this Certificate of Incorporation in the manner now or hereafter prescribed by law, and all rights and powers conferred herein on stockholders and directors are, subject to this reserved power.

ARTICLE IX

The corporation shall have a perpetual existence.

ARTICLE X

The corporation shall not be subject to the provisions of Section 203 of the Delaware General Corporation Law.

IN WITNESS WHEREOF, the undersigned has singed this Restated Certificate of Incorporation as of this 18th day of February, 1997.

                                      "Donald P. Caron"
                                       Donald P. Caron, President

ATTEST:

"Donald P. Caron"
Donald P. Caron, Secretary






SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
(Registrant)  BRECCIA INTERNATIONAL MINERALS INC.


By (Signature and Title)  *(Signed) "Donald P. Caron"
                                     Donald P. Caron, President
Date: AUGUST 15, 1997

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
(Registrant) BRECCIA INTERNATIONAL MINERALS INC.


By (Signature and Title)   *(Signed) "Richard D. Caron"
                                      Richard D. Caron, Vice President
Date: AUGUST 15, 1997

* Print the name and title of each signing officer under his signature.






                           Breccia International Minerals Inc.
                           (Formerly American Energy & Technology Inc.)
                           Financial Statements
                           For the years ended April 30, 1997 and 1996


Contents

Auditors' Report                                           2

Financial Statements

  Balance Sheets                                           3

  Statements of Operations and Deficit                     4

  Statement of Changes in Financial Position               5

  Summary of Significant Accounting Policies               6

  Notes to the Financial Statements                        7




Auditors' Report





To the Shareholders of
Breccia International Minerals Inc.


We have audited the balance sheets of Breccia
International Minerals Inc. (formerly American
Energy & Technology Inc.) as at April 30, 1997 and 1996 and the statements of operations and deficit and changes in financial position for the years then ended. These financial statements are the responsibility of the company's management.
Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, these financial statements present fairly, in all material respects, the financial position of the company as at April 30, 1997 and 1996 and the results of its operations and the changes in its financial position for the years then ended in accordance with generally accepted accounting principles.



"BDO DUNWOODY"
Chartered Accountants

Edmonton, Alberta

July 7, 1997


Balance sheet

April 30                                   1997     1996

Assets
Current
Cash                                      $7,400    $3,669
                                        ========= =========

Liabilities and Shareholders'
Deficiency

Current
 Accounts payable                         $5,413    $2,662
 Payable to related companies (Note 1)   153,028    43,917
                                         -------    -------
                                         158,441    46,579

Shareholders' deficiency
 Share capital (Note 3)                  285,165     89,165
 Deficit                                (436,206)  (132,075)
                                        ---------  --------
                                        (151,041)  (42,910)
                                       ---------   --------
                                         $7,400     $3,669
                                       =========  =========

On behalf of the board

Don Caron      Director

Richard Caron  Director





Breccia International Minerals Inc.
Statements of Operations and Deficit
For the years ended April 30
                                          1997       1996


Revenue
 Interest                                $  951    $   -

General and Administration                305,082    16,538
                                         -------    -------
Net loss for the year                    (304,131)  (16,538)

Deficit, beginning of year               (132,075) (115,537)
                                        ---------  ----------
Deficit, end of year                   $(436,206)  $(132,075)
                                       =========  ===========

Loss per share (Note 4)                 $(0.115)    $(0.040)




Breccia International Minerals Inc.
Statements of Changes in Financial Position
For the years ended April 30
                                           1997          1996
Cash provided by (used in)
Operating activities
Net loss for the year                   $(304,131)     $(16,538)

Changes in  working capital accounts
 Accounts payable                           2,751         2,662
 Payable to affiliated companies          109,111        17,545
                                        ---------      ---------
                                         (192,269)        3,669
Financing Activity
 Capital stock issuance                   196,000          -

Increase in cash for the year               3,731         3,669

Cash, beginning of year                     3,669          -
                                          --------      --------
Cash, end of year                          $7,400         $3,669
                                          ========      ========


                  Breccia International
                  Minerals Inc. Summary of
                  Significant Accounting Policies

April 30, 1997 and 1996

Nature of Business
Breccia International Minerals Inc. (the company) is a public company incorporated under the laws of the State of Delaware, U.S.A.
as American Energy & Technology Inc. on April 25, 1975 and renewed on March 18, 1994.

To April 30, 1997, the company has been involved in the process of identifying and evaluating prospective business entities with a view to the acquisition of a controlling or minority interest therein. Costs related to these investigations are expensed as incurred. The successful acquisition of the investment will also be dependent upon the company's ability to obtain necessary financing at that time.

Basis of Presentation

These financial statements have been prepared according to Canadian generally accepted accounting principles. However, as the U.S. dollar is the principal currency in which the corporation's business is conducted, these financial statements are presented in U.S. dollars.

Breccia International Minerals Inc.
Notes to Financial Statements
April 30, 1997 and 1996

1.   Due to Related Companies

     The amounts due to companies controlled by certain directors of the company are unsecured and non-interest bearing.


2.   Related Party Transactions

     The company paid finder's fees to a
     shareholder corporation in the amount of $185,000, which included the issuance of shares in the amount of $60,000 (Note 3).

     The company paid general and administrative expenses of $65,000 (1996 - $10,000) to companies controlled by directors of the company.


3.   Share Capital

     Authorized
       Seventy-five million (75,000,000) $0.0001
       par value common shares  (formerly $0.01 par
       value shares)
                                             Number of
                                             Shares        Consideration
Issued
Balance, April 30, 1995 and 1996            8,041,475         $89,165

      Issued for cash during the year      12,500,000         125,000
      One for twenty consolidation        (19,513,269)
      Issued for cash during the year       1,100,000          11,000
      Issued for services during the year   6,000,000          60,000
                                          -----------       ----------
Balance, April 30, 1997                     8,128,206        $285,165
                                          ===========       ==========

At April 30, 1997, options to purchase 610,000 shares at $0.10 per share were outstanding under a directors' stock option agreement.
These options expire in 2003.


4.   Loss per Share

Loss per common share is calculated on the basis of the weighted average number of common shares outstanding during the year. The weighted average number of common shares amounted to 2,645,877 (1996 - 403,206).

Calculating the fully diluted loss per share produces immaterial differences or anti-dilutive results in each year.