Form 10QSB
period 1997-07-31
BRECCIA INTERNATIONAL MINERALS INC
filed 1997-09-12
CIK 6019

U.S. SECURITIES AND EXCHANGE
              COMMISSION Washington, D.C. 20549
                       Form 10-QSB
  (Mark One)
[X]  QUARTERLY  REPORT  UNDER  SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE  ACT  OF 1934 FOR
     THE QUARTERLY PERIOD ENDED JULY 31, 1997

[ ]  TRANSITION  REPORT  UNDER SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE
     TRANSITION PERIOD FROM     TO

  Commission file number ....0-8155....

           Breccia International Minerals Inc.

 (Exact name of small business issuer as specified in its charter)

           Delaware                        73-0977756

(State or other jurisdiction of          (IRS Employer
 incorporation or organization)          Identification No.)

1500 Midland Walwyn Tower, Edmonton, Alberta    T5J 2Z2

 (Address of principal executive offices)      (Zip Code)

                           (403) 496-9169

                    (Issuer's telephone number)


 (Former name, former address and former fiscal year,if changed since last report)

  Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

  Yes [X]    No [ ]

  Applicable only to corporate issuers

  State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of July 31, 1997, 8,128,206 shares of common stock were issued and outstanding.




                             Part 1 - Item 1

BRECCIA INTERNATIONAL MINERALS INC.
Financial Statements
For the three months ended July 31, 1997
Expressed in U.S. Dollars


Balance Sheet                            July 31   April 30
                                           1997        1997
Assets
Current
 Cash                                      $4,220  $   7,400
                                         ---------  --------
Total Assets                               $4,220  $   7,400
                                         ========= =========


Liabilities and Shareholders'
 Equity (Deficiency)

Accounts & advances payable (Note 2)   $  175,831  $ 158,441
                                       ----------    --------
                                          175,831    158,441
Shareholders' Equity
Share Capital (Note 3)                    285,165    285,165
Deficit                                 (456,776)   (436,206)
                                       ----------   --------
                                        (171,611)   (151,041)
                                       ----------   --------
Total liabilities & equity               $4,220      $ 7,400
                                       ==========   =========


BRECCIA INTERNATIONAL MINERALS INC.
Statement of Operations and Deficit
Expressed in U.S. Dollars
For the three months ended July 31, 1997

                                                  Quarter  Ended
                                                    1997    1996
Revenue
 Interest Income                                  $  -     $    7
                                                  -------   -------

General and administration                         20,571    12,058
                                                  -------   -------
Net loss for the period                           (20,571)  (12,051)
Deficit, beginning of period                     (436,205) (132,075)
                                                  -------   --------
Deficit, end of period                          $(456,776) $(144,126)
                                                 ========  ==========

Loss per Share*                                   $(0.003)  $(0.001)
                                                 ========  ==========
* Based on 8,128,206 common shares, (1996-8,041,475)




BRECCIA INTERNATIONAL MINERALS INC.
Statement of Changes in Financial Position
Expressed in U.S. Dollars
For the three months ended July 31, 1997
                                                    1997     1996
                                                  -------   -------
Cash provided by (used in)

Operating Activities
 Net loss                                     $(20,571)   $(12,051)
                                              ---------   ----------
Changes in  working capital accounts
 Accounts & Advances payable                    17,391       12,005
                                             ----------   ----------
                                                (3,180)        (46)
Financing Activities
                                                  -             -
                                              ---------   ----------
Investing Activities
                                                  -             -
                                             ----------   ----------

Decrease In Cash                                (3,180)        (46)
Cash, beginning of period                        7,400        3,669
                                              ---------   ----------

Cash, end of period                            $4,220       $ 3,623
                                              =========   ==========



1.      Significant Accounting Policies

Significant accounting policies are as follows:

Incorporation

Breccia International Minerals Inc. was incorporated under the laws of the State of Delaware on April 25, 1975 and renewed on March 18, 1994.

Net Income (loss) per common share:

The net income (loss) per common share is based on the number of $0.0001 par value common shares outstanding.

2.      Related Party Transactions

The Corporation has entered into the following transactions with related parties:

The Corporation owes $84,383 for professional fees and office sharing costs to a company affiliated with Directors' of the Corporation.

A company affiliated with directors' of the Corporation provided the Corporation unsecured advances of $42,553.


3.      Share Capital

Authorized
Seventy-five million (75,000,000) $.0001 par value common stock.
                                                         1997        1996
                                                       --------     -------
Issued
8,128,206 common stock $.0001 par value (1996-8,041,475) $285,165  $89,165
                                                       ========== =========




                           ITEM 2

Management Discussion and Analysis of Financial Condition and Results of Operations.

1. Material Changes in Results of Operation

The results of the statement of loss indicates a loss of $20,571 for the three month period which represents transfer agent, legal and consulting fees necessary to maintain the Registrant current with its regulatory filing requirements.


2. Material Changes in Financial Condition

The Registrant previously focused on opportunities in the acquisition, exploration, and development of gold and copper exploration projects located in Chile, South America. However, due to uncontrollable market conditions in the mineral exploration sector, the Registrant has shifted it's focus away from mining, and is looking at other business opportunities.


                                 Part II

OTHER INFORMATION

Item I.         Legal Proceedings

                        None

Item 2.         Changes in Securities

                        None

Item 3.         Defaults Upon Senior Securities

                         None

Item 4.         Submission of Matters to Vote of security holders

                         None

Item 5.         Other Information

                      None

Item 6.         Exhibits and Reports on Form 8 - K

                      None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRECCIA INTERNATIONAL MINERALS INC.

Date:   September 12, 1997             Don Caron
                                       Don Caron
                                       President

Date:   September 12, 1997             Richard Caron
                                       Richard Caron
                                       Director