Form 10QSB
period 1997-10-31
BRECCIA INTERNATIONAL MINERALS INC
filed 1997-12-05
CIK 6019

U.S. SECURITIES AND EXCHANGE
              COMMISSION Washington, D.C. 20549
                       Form 10-QSB
  (Mark One)
[X]  QUARTERLY  REPORT  UNDER  SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE  ACT  OF 1934 FOR
     THE QUARTERLY PERIOD ENDED OCTOBER 31, 1997

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

                           (403) 496-9171

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

  Yes [X]    No [ ]

  Applicable only to corporate issuers

  State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of October 31, 1997, 8,128,206 shares of common stock were issued and outstanding.




                             Part 1
                  Item 1 - Financial Statements


BRECCIA INTERNATIONAL MINERALS INC.
Balance Sheet
As at October 31, 1997
Expressed in U.S. Dollars (Unaudited)


                                      October 31   April 30
                                           1997        1997
Assets
Current
 Cash                                      $2,325  $   7,400
                                         ---------  --------
Total Assets                               $2,325  $   7,400
                                         ========= =========


Liabilities and Shareholders'
 Equity (Deficiency)

Accounts & advances payable (Note 2)   $  190,124  $ 158,441
                                       ----------    --------
                                          190,124    158,441
Shareholders' Equity
Share Capital (Note 3)                    285,165    285,165
Deficit                                 (472,964)   (436,206)
                                       ----------   --------
                                        (187,799)   (151,041)
                                       ----------   --------
Total liabilities & equity               $2,325      $ 7,400
                                       ==========   =========


BRECCIA INTERNATIONAL MINERALS INC.
Statement of Operations and Deficit
Expressed in U.S. Dollars (Unaudited)
For the six months ended October 31, 1997

                                  Quarter                   Six
                                   Ended               Months Ended

                                1997    1996          1997     1996
Revenue
 Interest Income             $  -     $    -          $  -     $  7
                             -------   -------      --------  --------

General and administration   16,658    33,542        36,758    54,630
                             -------   -------      --------  --------
Net loss for the period      (16,658)  (33,542)     (36,758)  (54,623)
Deficit, beginning of period(456,306) (153,156)    (436,206) (132,075)
                            -------   --------      --------  ---------
Deficit, end of period     $(472,964) $(186,698)  $(472,964) $(186,698)
                            ========  ==========   =========  =========

Loss per Share*              $(0.002)  $(0.004)    $(0.005)  $(0.007)
                            ========  ==========   ========  ========

* Based on 8,128,206 common shares, (1996-8,041,475)






BRECCIA INTERNATIONAL MINERALS INC.
Statement of Changes in Financial Position
Expressed in U.S. Dollars (Unaudited)
For the six months ended October 31, 1997
                                                    1997     1996
                                                  -------   -------
Cash provided by (used in)
Operating Activities

 Net loss                                     $(36,758)   $(54,623)
                                              ---------   ----------
Changes in  working capital accounts
 Accounts & Advances payable                    31,683      57,539
                                             ----------   ----------
                                                (5,075)      2,916
Financing Activities
                                                  -             -
                                              ---------   ----------
Investing Activities
                                                  -             -
                                             ----------   ----------

(Decrease) increase in cash                     (5,075)       2,916
Cash, beginning of period                        7,400        3,669
                                              ---------   ----------

Cash, end of period                             $2,325      $ 6,585
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

2.      Related Party Transactions

The Corporation has entered into the following transactions with related parties:

The Corporation owes $99,399 for professional fees and office sharing costs to a company affiliated with Directors' of the Corporation.

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
                                                       ========== =========




                           ITEM 2

Management Discussion and Analysis of Financial Condition and Results of Operations.

1. Material Changes in Results of Operation

The results of the statement of loss indicates a loss of $36,758 for the six month period which represents transfer agent, legal and consulting fees necessary to maintain the Registrant current with its regulatory filing requirements.


2. Material Changes in Financial Condition

The Registrant is exploring opportunities and reviewing proposals for the potential acquisition of solid performing businesses with long-term growth objectives.



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

BRECCIA INTERNATIONAL MINERALS INC.

Date:   December 4, 1997               Don Caron
                                       Don Caron
                                       President

Date:   December 4, 1997               Richard Caron
                                       Richard Caron
                                       Director