Form 10QSB
period 1998-01-31
BRECCIA INTERNATIONAL MINERALS INC
filed 1998-03-11
CIK 6019

U.S. SECURITIES AND EXCHANGE
              COMMISSION Washington, D.C. 20549
                       Form 10-QSB
  (Mark One)
[X]  QUARTERLY  REPORT  UNDER  SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE  ACT  OF 1934 FOR
     THE QUARTERLY PERIOD ENDED JANUARY 31, 1998

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

  Yes [X]    No [ ]

  Applicable only to corporate issuers

  State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of January 31, 1998, 8,128,206 shares of common stock were issued and outstanding.




                             Part 1
                  Item 1 - Financial Statements


BRECCIA INTERNATIONAL MINERALS INC.
Balance Sheet
As at January 31, 1998
Expressed in U.S. Dollars (Unaudited)


                                      January 31   April 30
                                           1998        1997
Assets
Current
 Cash                                      $1,612  $   7,400
                                         ---------  --------
Total Assets                               $1,612  $   7,400
                                         ========= =========


Liabilities and Shareholders'
 Equity (Deficiency)

Accounts & advances payable (Note 2)   $  206,924  $ 158,441
                                       ----------    --------
                                          206,924    158,441
Shareholders' Equity
Share Capital (Note 3)                    285,165    285,165
Deficit                                 (490,477)   (436,206)
                                       ----------   --------
                                        (205,312)   (151,041)
                                       ----------   --------
Total liabilities & equity               $1,612      $ 7,400
                                       ==========   =========


BRECCIA INTERNATIONAL MINERALS INC.
Statement of Operations and Deficit
Expressed in U.S. Dollars (Unaudited)
For the nine months ended January 31, 1998

                                  Quarter                  Nine
                                   Ended               Months Ended

                                1998    1997          1998     1997
Revenue
 Interest Income             $  -     $    -          $  -     $  7
                             -------   -------      --------  --------

General and administration   17,513    31,951        54,272    86,581
                             -------   -------      --------  --------
Net loss for the period      (17,513)  (31,951)     (54,272)  (86,574)
Deficit, beginning of period(472,964) (186,698)    (436,205) (132,075)
                            -------   --------      --------  ---------
Deficit, end of period     $(490,477) $(218,649)  $(490,477) $(218,649)
                            ========  ==========   =========  =========

Loss per Share*              $(0.002)  $(0.002)    $(0.007)  $(0.004)
                            ========  ==========   ========  ========

* Based on 8,128,206 common shares, (1997-20,541,475)






BRECCIA INTERNATIONAL MINERALS INC.
Statement of Changes in Financial Position
Expressed in U.S. Dollars (Unaudited)
For the nine months ended January 31, 1998
                                                    1998     1997
                                                  -------   -------
Cash provided by (used in)
Operating Activities

 Net loss                                     $(54,272)   $(86,574)
                                              ---------   ----------
Changes in  working capital accounts
 Accounts & Advances payable                    48,484      265,660
                                             ----------   ----------
                                                (5,788)     179,086
Financing Activities
  Capital stock issuance                          -         125,000
                                              ---------   ----------
Investing Activities
  Mineral Property                                -        (185,000)
                                             ----------   ----------

(Decrease) increase in cash                     (5,788)     119,086
Cash, beginning of period                        7,400        3,669
                                              ---------   ----------

Cash, end of period                             $1,612     $122,755
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

2.      Related Party Transactions

The Corporation has entered into the following transactions with related parties:

The Corporation owes $110,770 for professional fees and office sharing costs to a company affiliated with directors' of the Corporation.

A company affiliated with directors' of the Corporation provided the Corporation unsecured advances of $46,208.


3.      Share Capital

Authorized
Seventy-five million (75,000,000) $.0001 par value common stock.
                                                           1998        1997
                                                         --------    -------
Issued
8,128,206 common stock $.0001 par value (1997-20,541,475) $285,165  $214,165
                                                        ========== =========




                           ITEM 2

Management Discussion and Analysis of Financial Condition and Results of Operations.

1. Material Changes in Results of Operation

The results of the statement of loss indicates a loss of $54,272 for the nine month period which represents transfer agent, legal and consulting fees necessary to maintain the Registrant current with its regulatory filing requirements.


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

                         None

Item 5.         Other Information

                      None

Item 6.         Exhibits and Reports on Form 8 - K

                Incorporated by reference: Form 8-K filed Dec 3/97 consisting of Title page and items 1 through 8

                Incorporated by reference: Form 8-K filed Jan 21/98 consisting of Title page and items 1 through 8

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRECCIA INTERNATIONAL MINERALS INC.

Date:   March 9, 1998                  Don Caron
                                       Don Caron
                                       President

Date:   March 9, 1998                  Richard Caron
                                       Richard Caron
                                       Director