Form 10KSB
period 1998-04-30
BRECCIA INTERNATIONAL MINERALS INC
filed 1998-07-24
CIK 6019

Form 10-KSB
[As last amended in Release No. 34-38850, July 18 1997, effective September 2, 1997, 62 F.R.39755]
            U.S. Securities and Exchange Commission
                     Washington, D.C. 20549
(Mark One)
      [X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

           For the fiscal year ended April 30, 1998

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

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10KSB or any amendment to this Form 10-KSB.[ ]

State issuer's revenues for its most recent fiscal year 0.

As of April 30, 1998 8,128,206 $0.0001 par value common stock were issued and outstanding.

          DOCUMENTS INCORPORATED BY REFERENCE
Forms 8-K, see Item 13.


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

(b) Business of Issuer

In 1997/98, the Registrant entered into a Letter of Intent with a Canadian corporate finance consulting firm to undertake a stock acquisition and plan of reorganization resulting in the Registrant entering into the business of management and reverse merger buyouts. In early 1998, following extensive negotiations, a final agreement could not be reached and the transaction did not close.

The Registrant continues to pursue viable avenues of growth in order to maximize shareholder value and is optimistic for its prospects in 1998/99.

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

Item 2. Description of Property

The Registrant currently has no operations or interests in any properties directly or throught ownership of partnership interests at April 30, 1998.

Item 3. Legal Proceedings

The Registrant knows of no pending or threatened material legal proceedings to which the Registrant is a party of, and no such proceedings are known to the Registrant to be contemplated by governmental authorities.

Item 4. Submission of matters to a vote of security holders.

No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders, through the solicitation of proxies or otherwise.


                       Part II

Item 5. Market for Common Equity and Related Stockholder Matters

The Registrant's common stock is currently trading on the OTC Bulletin Board under the symbol "BIMI"

                                        Number of
Title of class                         Record holders

$0.0001 Par Value                          1,890
Common Stock

Since the Registrant was quoted on the OTC Bulletin board on October 16, 1996 the low bid was $0.01 and the high bid was $6.00 with the most recent close at $4.20. These quotations reflect inter-dealer prices, without retail mark-ups, mark-downs or commission and may not represent actual transactions. The source of the high and low bid information is provided by the Registrant's market maker.

No dividends have ever been declared or paid with respect to the Registrant's common stock. The Registrant has no present plans to pay dividends in the foreseeable future.

Item 6. Management Discussion and Analysis or Plan of Operation

a) Plan of Operations

Due to uncontrollable market conditions in the mineral exploration sector, the Registrant has shifted its focus away from mining and is exploring other business opportunities.

In late 1997, the Registrant entered into a Letter of Intent with a Canadian corporate finance consulting firm to undertake a stock acquisition and plan of reorganization leading to the Registrant entering into the business of management and reverse merger buyouts. In early 1998, following extensive negotiations, a final agreement could not be reached and the transaction did not close.

The Registrant continues to pursue viable avenues of growth in order to maximize shareholder value and is optimistic for its prospects in fiscal 1998/99.

b) Management's Discussion and Analysis of Financial Condition and Results of Operations.

The results of the statement of loss for the fiscal year ended April 30, 1998 indicates a loss of $31,747 which represents transfer agent, legal and consulting fees necessary to maintain the Registrant current with its regulatory filing requirements.

The results of the statement of loss for the fiscal year ended April 30, 1997 indicates a loss of $304,131.

Item 7. Financial statements

See the following Financial Statements prepared by BDO Dunwoody Chartered Accountants.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

The Registrant has engaged BDO Dunwoody, Chartered Accountants of Edmonton, Alberta, Canada to provide audited financial statements for the Registrant as of April 30, 1998.

                      Part III

Item 9.  Directors,  Executive Officers, Promoters and  Control Persons

The following table sets forth, as of April 30, 1998, the names and ages of all Directors and Executive officers of the Registrant, indicating all
positions  and  offices  with   the Registrant held by each person, and any
periods during  which he served:

Name
                         Office Held       As Director         As Officer

Donald P. Caron  35      Pres. & Dir.      April 30,1988       April 30,1988
                                           - Present           -Present

Richard D. Caron 43      V.P. &Dir.        April 30,1988       April 30,1988
                                           - Present           -Present

Michael A. Trabysh 33    Director          July 15,1996         N/A
                                           -Present

The Registrant's Directors hold office until the next annual meeting of shareholders. There is no arrangement or understanding between any Director of the Registrant and any other person or persons pursuant to which such Director was or is to be selected as a Director or a nominee for Director.

The Registrant's Executive Officers hold office at the appointment of the Board of Directors. There is no arrangement or understanding between any such Executive Officer and any other person pursuant to which such Executive Officer was selected as an Officer of the Registrant.

The Registrant does not employ any person, other than the above named Executive Officers, who make or are expected to make significant contributions to the business of the Registrant.

Donald P. Caron, Director and Executive Officer, and Richard D. Caron, Director and Executive Officer, are family related as brothers.

Following is a brief account of the business experience during the past five years of each Director and Executive Officer of the Registrant who held office as such on April 30, 1998.

Donald P. Caron, 35, is the President, Chief Executive Officer, Secretary and Director of the Corporation. He is also Vice President and director of Western Pacific Gold Inc., President and director of Western America Resources Inc., a director of Norac Industries Inc. and a director of Las Western Entertainment Inc., all publicly listed companies on The Alberta Stock
Exchange.  Mr. Caron   has  been involved with the finance management and
administration of listed public companies for over eight years. He specializes in finance, accounting, securities regulations, Stock Exchange policies and investor/shareholder liaison.

Mr. Caron is Vice President of Western America Venture Group companies administering venture funds and providing financing and administrative services for public and private companies. He was instrumental in the reorganization of First Canada Financial Corp. which is now Western Pacific Gold Inc. and in Western America Resources Inc.'s acquisition of one of Canada's largest manufacturers and distributors of equipment and supplies for the resource sector. He has also advised and participated as a principal in numerous mergers, acquisitions, and divestitures in Australia, Germany, India, USA and Canada.

Richard D. Caron, 43, is the Vice President and Director of the Corporation. Mr. R. Caron is President of Western America Venture Group, companies administering investment funds and President of Mount-Western
Investments Inc., a venture fund. Mr. Richard Caron is also President of Norac Industries Inc., Discovery Acquisitions Inc. and Las Western Entertainment Inc., all publicly listed companies on the Alberta
Stock Exchange.

Michael A. Trabysh , 33, is a director of the corporation. Mr. Trabysh is the Accounting Manager of Western America Venture Management Inc. and specializes in public company reporting and compliance. Mr. Trabysh has eight years of experience in financial accounting and holds status as a Certified Management Accountant.

No event has occurred during the past five years which is material to an evaluation of the ability or integrity of any Director.

Item 10. Executive Compensation

Directors and officers have received no remuneration for their services other than as described in item 11 of this report.

Item  11.  Security  Ownership of Certain Beneficial Owners  and Management

The following table sets forth the number and percentage of shares of Registrant's $0.0001 par value common stock (its only class of voting securities) owned beneficially by any person, who, as of April 30, 1998, is known to the Registrant to be the beneficial owner of 5% or more of such common stock. Information regarding beneficial ownership was obtained from the Registrant's stock transfer agent.

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


(1) The shares are owned by Barrington Global Fund Inc. a British Virgin Island Corporation. The address of the beneficial owner is Unit 8, Mill Mall, Tortola, BVI

(2) The shares are owned by Western America Mineral Resource Fund Inc., an Alberta private Corporation, of which Donald P.Caron and Richard D. Caron are Directors. The address of the beneficial owner is #1500 Midland Walwyn Tower, Edmonton Centre, Edmonton, AB, T5J 2Z2.

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

The Registrant entered into a service agreement with an affiliated company of the directors. The agreement relates to services provided to bring the Company current with all its filings and into qualified trading status, and to provide monthly services to maintain the Registrant current with all regulatory filings. The amount payable related to this agreement is $125,850.

No Director or Officer of the Registrant, nominee for election as Director, or any associate of any such Director, Officer or nominee was indebted to the Registrant at any time since the beginning of the Registrant's last fiscal year.

Item 13. Exhibits

FINANCIAL STATEMENTS

     Title Page            -
     Financial Statements  pg. 1-7
     Reports on Form 8-K   Incorporated By Reference: Form 8K Filed
                           on December 2, 1997 Consisting of:
                              Title Page
                              Items #1 through #8

                           Incorporated By Reference: Form 8K Filed on January 21, 1998 Consisting of:
                              Title Page
                              Items #1 through #8

     Exhibits              -


SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
(Registrant)  BRECCIA INTERNATIONAL MINERALS INC.


By (Signature and Title)  *(Signed) "Donald P. Caron"
                                     Donald P. Caron, President
Date: JULY 24, 1998

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
(Registrant) BRECCIA INTERNATIONAL MINERALS INC.


By (Signature and Title)   *(Signed) "Richard D. Caron"
                                      Richard D. Caron, Vice President
Date: JULY 24, 1998

*  Print  the  name and title of each signing officer under  his signature.






                           Breccia International Minerals Inc.
                           Financial Statements
                           For the years ended April 30, 1998 and 1997


Contents

Auditors' Report                                           2

Financial Statements

  Balance Sheet                                            3

  Statement of Operations and Deficit                      4

  Statement of Changes in Financial Position               5

  Summary of Significant Accounting Policies               6

  Notes to Financial Statements                            7




Auditors' Report





To the Shareholders of
Breccia International Minerals Inc.


We have audited the balance sheets of Breccia International Minerals Inc. as at April 30, 1998 and 1997 and the statements of operations and deficit and changes in financial position for the years then ended. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, these financial statements present fairly, in all material respects, the financial position of the company as at April 30,1998 and 1997 and the results of its operations and the changes in its financial position for the years then ended in accordance with generally accepted accounting principles.


"BDO DUNWOODY"
Chartered Accountants

Edmonton, Alberta

July 7, 1998


Balance sheet

April 30                                     1998           1997

Assets
Current
Cash                                        $   298        $7,400
                                           =========     ==========

Liabilities and Shareholders'
Deficiency

Current
 Accounts payable and accrued liabilities   $10,171        $5,413
 Due to related companies (Note 1)          172,915       153,028
                                            -------       -------
                                            183,086       158,441

Shareholders' deficiency
 Share capital (Note 3)                     285,165       285,165
 Deficit                                   (467,953)     (436,206)
                                           --------      ---------
                                           (182,788)     (151,041)
                                           ---------     ---------
                                           $    298        $7,400
                                           ========      =========

On behalf of the board

Don Caron      Director

Richard Caron  Director





Breccia International Minerals Inc.
Statements of Operations and Deficit
For the years ended April 30
                                      1998               1997


General and administrative
    expenses, net of recoveries
    being net loss for the year    $(31,747)            $(304,131)

Deficit, beginning of year         (436,206)             (132,075)
                                   ---------             ---------
Deficit, end of year              $(467,953)            $(436,206)
                                   =========             =========

Loss per share (Note 4)           $ (0.004)             $(0.115)




Breccia International Minerals Inc.
Statements of Changes in Financial Position
For the years ended April 30
                                      1998               1997
Cash provided by (used in)
Operating activities
Net loss for the year              $(31,747)            $(304,131)

Changes in non-cash working
           capital balances
 Accounts payable and accrued
   liabilities                        4,758                 2,751
 Payable to affiliated companies     19,887               109,111
                                   --------             ---------
                                     (7,102)             (192,269)
Financing Activity
 Capital stock issuance                   -               196,000
                                   --------             ---------
Increase (decrease)in cash
           during the year           (7,102)                3,731

Cash, beginning of year               7,400                 3,669
                                   --------              --------
Cash, end of year                      $298                $7,400
                                   ========              ========


                  Breccia International
                  Minerals Inc. Summary of
                  Significant Accounting Policies

April 30, 1998 and 1997

Nature of Business

Breccia International Minerals Inc. (formerly American Energy & Technology Inc.) (the Company) is a public company incorporated on April 25, 1975 under the laws of the State of Delaware, USA and renewed on March 18, 1994.

To April 30, 1998, the company has been involved in the process of identifying and evaluating prospective business entities with a view to the acquisition of a controlling or minority interest therein. Costs related to these investigations are expensed as incurred. The successful acquisition of the investment will also be dependent upon the company's ability to obtain necessary financing at that time.

Basis of Presentation

These financial statements have been prepared according to Canadian generally accepted accounting principles. However, as the U.S. dollar is the principal currency in which the corporation's business is conducted, these financial statements are presented in U.S. dollars.

Financial Instruments

The company as a part of its operations carries a number of financial instruments. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

The fair values of these financial instruments approximate their carrying values, unless otherwise noted.

Breccia International Minerals Inc.
Notes to Financial Statements
April 30, 1998 and 1997

1.   Due to Related Companies

     The amounts due to companies controlled by certain directors of the company are unsecured and non-interest bearing.


2.   Related Party Transactions

     The Company paid general and administrative expenses of $60,000 (1997 - $65,000) to companies controlled by directors of the Company.

     In 1997, the Company paid finder's fees to a shareholder corporation in the amount of $185,000. The consideration for these services included the issuance of shares in the amount of $60,000 (Note 3).

3.   Share Capital

     Authorized
       Seventy-five million (75,000,000) $0.0001 par value common shares.

                                             Number of
                                             Shares        Consideration
Issued
Balance, April 30, 1996                     8,041,475         $89,165

 Issued for cash during 1997               12,500,000         125,000
 One for twenty consolidation             (19,513,269)
 Issued for cash during 1997                1,100,000          11,000
 Issued for services during 1997            6,000,000          60,000
                                          -----------       ----------
Balance, April 30, 1997 and 1998            8,128,206        $285,165
                                          ===========       ==========

At April 30, 1998, options to purchase 610,000 shares at $0.10 per share were outstanding under a directors' stock option agreement. These options expire in 2003.


4.   Loss per Share

Loss per common share is calculated on the basis of the weighted average number of common shares outstanding during the year. The weighted average number of common shares amounted to 8,128,206 (1997 - 2,645,877).

Calculating the fully diluted loss per share produces immaterial differences or anti-dilutive differences in each year.