Form 10QSB
period 1998-07-31
BRECCIA INTERNATIONAL MINERALS INC
filed 1998-09-10
CIK 6019

U.S. SECURITIES AND EXCHANGE
              COMMISSION Washington, D.C. 20549
                       Form 10-QSB
  (Mark One)
[X]  QUARTERLY  REPORT  UNDER  SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE  ACT  OF 1934 FOR
     THE QUARTERLY PERIOD ENDED JULY 31, 1998

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

  Yes [X]    No [ ]

  Applicable only to corporate issuers

  State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of July 31, 1998, 8,128,206 shares of common stock were issued and outstanding.




                             Part 1 - Item 1

BRECCIA INTERNATIONAL MINERALS INC.
Financial Statements
For the three months ended July 31, 1998
Expressed in U.S. Dollars


Balance Sheet                            July 31   April 30
                                           1998        1998
Assets
Current
 Cash                                      $1,528  $   298
                                         ---------  --------
Total Assets                               $1,528  $   298
                                         ========= =========


Liabilities and Shareholders'
 Equity (Deficiency)

Accounts & advances payable (Note 2)   $  202,933  $ 183,086
                                       ----------    --------
                                          202,933    183,086
Shareholders' Equity
Share Capital (Note 3)                    285,165    285,165
Deficit                                 (486,570)   (467,953)
                                       ----------   --------
                                        (201,405)   (182,788)
                                       ----------   --------
Total liabilities & equity               $1,528      $  298
                                       ==========   =========


BRECCIA INTERNATIONAL MINERALS INC.
Statement of Operations and Deficit
Expressed in U.S. Dollars
For the three months ended July 31, 1998

                                                  Quarter  Ended
                                                    1998    1997
Revenue
 Interest Income                                  $  -     $    -
                                                  -------   -------

General and administration                         18,617    20,571
                                                  -------   -------
Net loss for the period                           (18,617)  (20,571)
Deficit, beginning of period                     (467,953) (436,205)
                                                  -------   --------
Deficit, end of period                          $(486,570) $ 456,776
                                                 ========  ==========

Loss per Share*                                   $(0.003)  $(0.003)
                                                 ========  ==========
* Based on 8,128,206 common shares, (1997-8,128,206)




BRECCIA INTERNATIONAL MINERALS INC.
Statement of Changes in Financial Position
Expressed in U.S. Dollars
For the three months ended July 31, 1998
                                                    1998     1997
                                                  -------   -------
Cash provided by (used in)

Operating Activities
 Net loss                                     $(18,617)   $(20,571)
                                              ---------   ----------
Changes in  working capital accounts
 Accounts & Advances payable                    19,847       17,391
                                             ----------   ----------
                                                 1,230      (3,180)
Financing Activities
                                                  -             -
                                              ---------   ----------
Investing Activities
                                                  -             -
                                             ----------   ----------

Decrease In Cash                                 1,230      (3,180)
Cash, beginning of period                          298        7,400
                                              ---------   ----------

Cash, end of period                            $1,528       $ 4,220
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

2.      Related Party Transactions

The Corporation has entered into the following transactions with related parties:

The Corporation owes $140,865 for professional fees and office sharing costs to a company affiliated with Directors' of the Corporation.

A company affiliated with directors' of the Corporation provided the Corporation unsecured advances of $41,209.


3.      Share Capital

Authorized
Seventy-five million (75,000,000) $.0001 par value common stock.
                                                         1998        1997
                                                       --------     -------
Issued
8,128,206 common stock $.0001 par value (1997-8,128,206) $285,165  $285,165
                                                       ========== =========




                           ITEM 2

Management Discussion and Analysis of Financial Condition and Results of Operations.

1. Material Changes in Results of Operation

The results of the statement of loss indicates a loss of $18,617 for the three month period which represents transfer agent, legal and consulting fees necessary to maintain the Registrant current with its regulatory filing requirements.


2. Material Changes in Financial Condition

The Registrant is exploring opportunities and reviewing proposals for the potential acquisition of solid preforming businesses with long-term growth objectives.

                                 Part II

OTHER INFORMATION

Item I.         Legal Proceedings

                        None

Item 2.         Changes in Securities

                        None

Item 3.         Defaults Upon Senior Securities

                         None

Item 4.         Submission of Matters to Vote of security holders

                        None

Item 5.         Other Information

                      Effective August 28, 1998 Mr. Michael Trabysh
                resigned as a Director of the Registrant in order to pursue other interests.

Item 6.         Exhibits and Reports on Form 8 - K

                      None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BRECCIA INTERNATIONAL MINERALS INC.

Date:   September 10, 1998             Don Caron
                                       Don Caron
                                       President

Date:   September 10, 1998             Richard Caron
                                       Richard Caron
                                       Director