Form 10QSB
period 1998-10-31
BRECCIA INTERNATIONAL MINERALS INC
filed 1998-12-14
CIK 6019

U.S. SECURITIES AND EXCHANGE
              COMMISSION Washington, D.C. 20549
                       Form 10-QSB
  (Mark One)
[X]  QUARTERLY  REPORT  UNDER  SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE  ACT  OF 1934 FOR
     THE QUARTERLY PERIOD ENDED OCTOBER 31, 1998

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

  Yes [X]    No [ ]

  Applicable only to corporate issuers

  State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of October 31, 1998, 8,128,206 shares of common stock were issued and outstanding.




                             Part 1
                  Item 1 - Financial Statements


BRECCIA INTERNATIONAL MINERALS INC.
Balance Sheet
As at October 31, 1998
Expressed in U.S. Dollars (Unaudited)


                                      October 31   April 30
                                           1998        1998
Assets
Current
 Cash                                      $  503  $     298
                                         ---------  --------
Total Assets                               $  503  $     298
                                         ========= =========


Liabilities and Shareholders'
 Equity (Deficiency)

Accounts Payable                       $    8,305  $  10,171
Owing to Affiliated Companies (Note 2)    208,023    172,915
                                       ----------    --------
                                          216,328    183,086
Shareholders' Equity
Share Capital (Note 3)                    285,165    285,165
Deficit                                 (500,990)   (467,953)
                                       ----------   --------
                                        (215,825)   (182,788)
                                       ----------   --------
Total liabilities & equity               $   503      $   298
                                       ==========   =========


BRECCIA INTERNATIONAL MINERALS INC.
Statement of Operations and Deficit
Expressed in U.S. Dollars (Unaudited)
For the six months ended October 31, 1998

                                  Quarter                   Six
                                   Ended               Months Ended

                                1998    1997          1998     1997
Revenue
 Interest Income             $  -     $    -          $  -     $  -
                             -------   -------      --------  --------

General and administration   14,420    16,658        33,037    36,758
                             -------   -------      --------  --------
Net loss for the period      (14,420)  (16,658)     (33,037)  (36,758)
Deficit, beginning of period(486,570) (456,306)    (467,953) (436,206)
                             -------   --------    --------  ---------
Deficit, end of period     $(500,990) $(472,964)  $(500,990) ($472,964)
                            ========  ==========   =========  =========

Loss per Share*             $(0.007)  $(0.002)    $(0.004)    $(0.005)
                            ========  ==========   ========   ========

* Based on 8,128,206 common shares, (1997-8,128,206)






BRECCIA INTERNATIONAL MINERALS INC.
Statement of Changes in Financial Position
Expressed in U.S. Dollars (Unaudited)
For the six months ended October 31, 1998
                                                    1998     1997
                                                  -------   -------
Cash provided by (used in)
Operating Activities

 Net loss                                     $(33,037)   $(36,758)
                                              ---------   ----------
Changes in  working capital accounts
 Accounts & Advances payable                    33,242       31,683
                                             ----------   ----------
                                                   205       (5,075)
Financing Activities
  Capital stock issuance                          -            -
                                              ---------   ----------
Investing Activities
  Mineral Property                                -            -
                                             ----------   ----------

(Decrease) increase in cash                        205       (5,075)
Cash, beginning of period                          298        7,400
                                              ---------   ----------

Cash, end of period                             $  503     $  2,325
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

2.      Related Party Transactions

The Corporation has entered into the following transactions with related parties:

The Corporation owes $208,023 for unsecured advances, professional fees and office sharing costs to companies affiliated with directors' of the Corporation.





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
                                                        ========== =========




                           ITEM 2

Management Discussion and Analysis of Financial Condition and Results of Operations.

1. Material Changes in Results of Operation

The results of the statement of loss indicates a loss of $33,037 for the six month period which represents transfer agent, legal and consulting fees necessary to maintain the Registrant current with its regulatory filing requirements.


2. Material Changes in Financial Condition

The Registrant is exploring opportunities and reviewing proposals for the potential acquisition of solid performing businesses with long-term growth objectives.

3. Impact of the Year 2000 Issue

The Year 2000 Issue arises because many computerized systems use two digits rather than four to identify a year. Date-sensitive systems may recognize the year 2000 as 1900 or some other date, resulting in errors when information using year 2000 dates is processed. The effects of the Year 2000 Issue may be experienced before, on or after January 1, 2000.

Because the Company has no assets, including any personal property such as computers, it is not anticipated that the Company will incur any negative impact as a result of this potential problem. However, it is possible that this issue may have an impact on the Company if the Company completes an acquisition prior to or shortly after the Year 2000. If this occurs, the Company intends to implement a Year 2000 compliant computer system in conjunction with the acquisition.

Whether or not the Company completes an acquisition before or after the Year 2000, the Company recognizes the potential impact the Year 2000 Issue may have relative to its vendors, creditors and other service providers. The Company has reviewed its exposure to business interruption or substantial loss in these areas and presently believes that no risk of material adverse consequences exists. Nonetheless, the Company intends to further monitor the Year 2000 readiness of such entities and the potential impact thereof on the Company.

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

BRECCIA INTERNATIONAL MINERALS INC.

Date:   December 4, 1998               Don Caron
                                       Don Caron
                                       President

Date:   December 4, 1998               Richard Caron
                                       Richard Caron
                                       Director