Form 10QSB
period 1999-01-31
BRECCIA INTERNATIONAL MINERALS INC
filed 1999-03-11
CIK 6019

U.S. SECURITIES AND EXCHANGE
              COMMISSION Washington, D.C. 20549
                       Form 10-QSB
  (Mark One)
[X]  QUARTERLY  REPORT  UNDER  SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE  ACT  OF 1934 FOR
     THE QUARTERLY PERIOD ENDED JANUARY 31, 1999

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

1500 Merrill Lynch Tower, Edmonton, Alberta    T5J 2Z2

 (Address of principal executive offices)      (Zip Code)

                           (780) 496-9171

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

  Yes [X]    No [ ]

  Applicable only to corporate issuers

  State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of January 31, 1999, 8,128,206 shares of common stock were issued and outstanding.




                             Part 1
                  Item 1 - Financial Statements


BRECCIA INTERNATIONAL MINERALS INC.
Balance Sheet
As at January 31, 1999
Expressed in U.S. Dollars (Unaudited)


                                       January 31    April 30
                                           1999        1998
Assets
Current
 Cash                                      $  278  $     298
                                         ---------  --------
Total Assets                               $  278  $     298
                                         ========= =========


Liabilities and Shareholders'
 Equity (Deficiency)

Accounts Payable                       $    2,153  $  10,171
Owing to Affiliated Companies (Note 2)    229,919    172,915
                                       ----------    --------
                                          232,072    183,086
Shareholders' Equity
Share Capital (Note 3)                    285,165    285,165
Deficit                                 (516,959)   (467,953)
                                       ----------   --------
                                        (231,794)   (182,788)
                                       ----------   --------
Total liabilities & equity               $   278      $   298
                                       ==========   =========


BRECCIA INTERNATIONAL MINERALS INC.
Statement of Operations and Deficit
Expressed in U.S. Dollars (Unaudited)
For the nine months ended January 31, 1999

                                  Quarter                   Nine
                                   Ended               Months Ended

                                1999    1998          1999     1998
Revenue
 Interest Income             $  -     $    -          $  -     $  -
                             -------   -------      --------  --------

General and administration   15,969    17,513        49,006    54,272
                             -------   -------      --------  --------
Net loss for the period      (15,969)  (17,513)     (49,006)  (54,272)
Deficit, beginning of period(500,990) (472,964)    (467,953) (436,206)
                             -------   --------    --------  ---------
Deficit, end of period     $(516,959) $(490,477)  $(516,959) ($490,477)
                            ========  ==========   =========  =========

Loss per Share*             $(0.002)  $(0.002)    $(0.006)    $(0.007)
                            ========  ==========   ========   ========

* Based on 8,128,206 common shares, (1998-8,128,206)






BRECCIA INTERNATIONAL MINERALS INC.
Statement of Changes in Financial Position
Expressed in U.S. Dollars (Unaudited)
For the nine months ended January 31, 1999
                                                    1999     1998
                                                  -------   -------
Cash provided by (used in)
Operating Activities

 Net loss                                     $(49,006)   $(54,272)
                                              ---------   ----------
Changes in  working capital accounts
 Accounts & Advances payable                    49,026       48,484
                                             ----------   ----------
                                                  (20)       (5,788)
Financing Activities
  Capital stock issuance                          -            -
                                              ---------   ----------
Investing Activities
  Mineral Property                                -            -
                                             ----------   ----------

(Decrease) increase in cash                       (20)       (5,788)
Cash, beginning of period                          298        7,400
                                              ---------   ----------

Cash, end of period                             $  278     $  1,612
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

2.      Related Party Transactions

The Corporation has entered into the following transactions with related parties:

The Corporation owes $229,919 for unsecured advances, professional fees and office sharing costs to companies affiliated with directors' of the Corporation.





3.      Share Capital

Authorized
Seventy-five million (75,000,000) $.0001 par value common stock.
                                                           1999        1998
                                                         --------    -------
Issued
8,128,206 common stock $.0001 par value (1998-8,128,206) $285,165  $285,165
                                                        ========== =========




                           ITEM 2

Management Discussion and Analysis of Financial Condition and Results of Operations.

1. Material Changes in Results of Operation

The results of the statement of loss indicates a loss of $49,006 for the nine month period which represents transfer agent, legal and consulting fees necessary to maintain the Registrant current with its regulatory filing requirements.


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

Because the Company has no assets, including any personal property such as computers, it is not anticipated that the Company will incur any negitive impact as a result of this potential problem. However, it is possible that this issue may have an impact on the Company if the Company completes an acquisition prior to or shortly after the Year 2000. If this occurs, the Company intends to implement a Year 2000 compliant computer system in conjunction with the acquisition.

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

BRECCIA INTERNATIONAL MINERALS INC.

Date:   March 10, 1999                 Don Caron
                                       Don Caron
                                       President

Date:   March 10, 1999                 Richard Caron
                                       Richard Caron
                                       Director