Form 10KSB
period 1999-04-30
BRECCIA INTERNATIONAL MINERALS INC
filed 1999-09-03
CIK 6019

FILER:

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

   [X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

        For the fiscal year ended April 30, 1999

   [_]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

          Commission file number 0-8155

                       BRECCIA INTERNATIONAL MINERALS INC.
                 (Name of small business issuer in its charter)

                   Delaware                                      73-9077756
         (State or other jurisdiction                         (IRS  Employer
       of incorporation or organization)                    Identification No.)

4418 Patterdale Drive North, Vancouver, Canada                     V7R 4L8
   (Address of principal executive offices)                       (Zip Code)

Issuer's telephone number 604.988.6886

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

(1) Yes __X__    No _____
(2) Yes __X__    No _____

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10KSB or any amendment to this Form 10-KSB.[_]

Registrant's revenues for its most recent fiscal year is $0.

As of August 12, 1999 8,128,206 $0.0001 par value common stock were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Form 8-K, see Part I, Item 1(b) and Item 13.


                                     Part I


Item 1. Description of Business

(a) Business Development

Breccia International Minerals Inc.("Registrant"), formerly known as American Energy & Technology Inc., was incorporated under the laws of the State of Delaware on April 25, 1975. The Registrant's principal offices are located at 4418 Patterdale Drive North Vancouver Canada, V7R 4L8, and it's registered office is 1209 Orange Street, Wilmington, New Castle, Delaware, 19801. The telephone number is 604.988.6886.

On March 18, 1994, the Registrant received a Certificate of Renewal from the State of Delaware.

The Registrant held an annual meeting on February 14, 1997 and approved a reverse stock split and re-designation of share capital. The Registrant consolidated the issued and outstanding $0.01 par value common stock on basis of one (1) $0.0001 par value stock for every twenty (20) $0.01 par value common stock. The Registrant also re-designated the share capital to $0.0001 par value common stock. The Registrant also changed its name from American Energy & Technology Inc., to Breccia International Minerals Inc.

The Registrant has not been involved in any bankruptcy, receivership or similar proceedings.

(b) Business of Issuer

In 1997, the Registrant entered into a Letter of Intent with a Canadian corporate finance consulting firm to undertake a stock acquisition and plan of reorganization resulting in the Registrant entering into the business of management and reverse merger buyouts. In early 1998, following extensive negotiations, a final agreement could not be reached and the transaction did not close.

On or about March 15, 1999, Registrant entered into a Stock Acquisition Agreement and Plan of Reorganization ("Agreement") with Baycove Investments Ltd. ("Baycove"), a private company incorporated in the Republic of Ireland, and Western America Mineral Resource Fund Inc. ("Western"), an Alberta corporation. Pursuant to the terms of the Agreement, Baycove was to purchase from Western, 7,627,500 shares of Registrant's common stock for the total consideration of US$200,000. The shares to be purchased by Baycove represented, at the time of the Agreement, ninety-four percent (94%) of Registrant's total issued and outstanding common stock. At the closing, Western was to transfer to Registrant a Debt Forgiveness Agreement acknowledging the forgiveness of all debt owed to Western and its affiliates from Registrant. Also at the closing, Registrant was to deliver to Baycove all of its corporate records and books. The Agreement also provided for (i) Registrant's Board of Directors to take all necessary steps to cancel all existing stock options of Registrant; (ii) Registrant's Board of Directors to appoint a nominee of Baycove as president, chief executive officer and as a director of Registrant; and (iii) Richard and Don Caron were to deliver written resignations as directors and officers of Registrant.

On or about April 12, 1999, Registrant, Baycove and Western entered into an agreement to amend the Agreement (the "Amendment"). The Amendment provided that
(i) the ultimate record holders of the shares (the "Record Holders") transferred under the Agreement were included as parties to the Agreement; (ii) the shares transferred under the Agreement increased by 100,000 to 7,727,500; and (iii) the purchase price was increased by US$125,000 to US$325,000. The subject shares were purchased by twenty (20) separate Record Holders.

On or about April 12, 1999, the Agreement and the Amendment were approved by Registrant's Board of Directors. On or about April 12, 1999, as a condition of the Agreement, the Board of Directors of Registrant appointed Alnoor Kassam as the President and a Director of Registrant. Finally, on or about April 12, 1999, as a further condition of the Agreement, Donald Caron resigned as President, Chief Executive Officer, Secretary and a Director of Registrant and Richard Caron resigned as Vice President and a Director of Registrant.

On May 21, 1999, the Registrant filed a Form 8-K, incorporated herein by this reference, disclosing the Agreement and the Amendment.

The Registrant continues to pursue viable avenues of growth in order to maximize shareholder value and is optimistic for its prospects in 1999/2000.

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

Item 2. Description of Property

The Registrant currently has no operations or interests in any properties directly or through ownership of partnership interests at April 30, 1999.

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


                                     Part II

Item 5. Market for Common Equity and Related Stockholder Matters

The Registrant's common stock is currently trading on the OTC Bulletin Board under the symbol "BIMI".

                                                   Number of
                Title of class                   Record holders
                --------------                   --------------
               $0.0001 Par Value                     1,890
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

(a) Plan of Operations

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

The Registrant continues to pursue viable avenues of growth in order to maximize shareholder value and is optimistic for its prospects in fiscal 1999/2000. The Registrant is currently in the process of identifying and evaluating prospective business entities with the ultimate goal of acquiring a controlling or minority interest therein.

(b) Management's Discussion and Analysis of Financial Condition and Results of Operations.

The results of the statement of loss for the fiscal year ended April 30, 1998 indicated a loss of $31,747 which represented transfer agent, legal and consulting fees necessary to maintain the Registrant current with its regulatory filing requirements. For the period ended April 30, 1999, the Registrant realized net income for the year of $176,156 which was the result of gain realized by the Registrant upon the cancellation of debt owed by the Registrant to companies controlled by former directors of Registrant which were unsecured and non-interest bearing. Such debt forgiveness occurred as a condition to the Stock Acquisition Agreement referred to in Item 1(b).

Item 7. Financial statements

See the following Financial Statements prepared by BDO Dunwoody LLP, Chartered Accountants and Consultants of Edmonton, Alberta, Canada.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

The Registrant has engaged BDO Dunwoody LLP, Chartered Accountants of Edmonton, Alberta, Canada to provide audited financial statements for the Registrant as of April 30, 1999.


                                    Part III

Item 9. Directors, Executive Officers, Promoters and Control Persons

The following table sets forth, as of April 30, 1999, the names and ages of all Directors and Executive officers of the Registrant, indicating all positions and offices with the Registrant held by each person, and any periods during which he served:

Name                       Office Held     As Director        As Officer
----                       -----------     -----------        ----------
Alnoor Kassam              President,      April 12, 1999     April 12,1999
                           CEO &           -Present           -Present
                           Director
                           -Present

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

Following is a brief account of the business experience during the past five years of each Director and Executive Officer of the Registrant who held office as such on April 30, 1999.

Alnoor Kassam is the President, Chief Executive Officer and the sole Director of Registrant. Mr. Kassam's education and professional training includes studies at the Institute of Chartered Accountants in England and Wales and at Liverpool University. Mr. Kassam has also taken part in the Citibank Credit Risk Course, Citibank Collections and Marketing Course and YPO University Mergers and Acquisitions. From 1975 to 1979, Mr. Kassam was a manager/chartered accountant for Harold Everett Wreford & Co., in London, England, where he was in charge of auditing public and private companies. From 1979 to 1983, Mr. Kassam was Vice President of Marketing for Empire Match Company. From 1983 to 1993, Mr. Kassam was the President of Diners Club in Kenya. In 1996, Mr. Kassam co-founded FamilyWare International, Inc., an Internet software company in Vancouver. Mr. Kassam is the President of Glen Eden Realty Ltd, in Vancouver, British Columbia, Canada where he manages a 300 room hotel on behalf of limited partners.

No event has occurred during the past five years which is material to an evaluation of the ability or integrity of any Director.

Item 10. Executive Compensation

Directors and officers have received no remuneration for their services other than as described in item 11 of this report.

Item 11. Security Ownership of Certain Beneficial Owners and Management

As of April 30, 1999, there are no persons known to the Registrant to be the beneficial owner of 5% or more of Registrant's $.0001 par value common stock. Information regarding beneficial ownership was obtained from the Registrant's stock transfer agent.

As of April 30, 1999, there are no officers or directors of Registrant that own shares of Registrant's $.0001 par value common stock.

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

Donald P. Caron, and Richard D. Caron, were Directors and Officers of the Registrant as well as Directors and Officers of Western America Mineral Resource Fund Inc. ("Western") and controlled 100% of the issued and outstanding shares of Western at the time that the Registrant entered into the Stock Acquisition Agreement and Plan of Reorganization ("Agreement") with Baycove Investments Ltd. ("Baycove") and Western whereby Western, controlled by Donald and Richard Caron, sold 94% of Registrant's issued and outstanding $.0001 par value common stock to Baycove.

The Registrant entered into a service agreement with an affiliated company of Richard and Donald Caron, former officers and directors of Registrant. The agreement relates to services provided to bring Registrant current with all its filings and into qualified trading status, and to provide monthly services to maintain the Registrant current with all regulatory filings. The amount payable related to this agreement is $125,850. The Stock Acquisition Agreement referred to in Item 1(b) provides for the cancellation of this administrative and management services contract.

The   Registrant   paid   general   and   administrative   expenses  of  $55,250
(1998-$60,000) to companies controlled by Richard and Donald Caron.

No Director or Officer of the Registrant, nominee for election as Director, or any associate of any such Director, Officer or nominee was indebted to the Registrant at any time since the beginning of the Registrant's last fiscal year.

Item 13. Exhibits

FINANCIAL STATEMENTS

     1  Auditor's Report                                                    F-1

     2  Balance Sheets as of April 30, 1999                                 F-2

     3  Statements of Operations and Deficits as of April 30, 1999          F-3

     4  Statements of Changes in Financial Position as of April 30, 1999    F-4

     5  Summary of Significant Accounting Principles                        F-5

     6  Notes to the Financial Statements                                   F-6



EXHIBITS

     1  Report on Form 8-K Filed on May 21, 1999              E-1 through E-3

     2  Stock Acquisition Agreement and Plan
        of Reorganization between Registrant,
        Baycove Investments Ltd. and Western
        America Mineral Resource Fund Inc.                    E-4 through E-10

     3  Amending Agreement                                    E-11 through E-14

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


BRECCIA INTERNATIONAL MINERALS INC.


Date: August __, 1999                   By   /s/  Alnoor Kasaam
                                             ----------------------------------
                                             Alnoor Kasaam, President

                        [LETTERHEAD OF BDO Dunwoody LLP]



================================================================================

                                                                Auditors' Report

--------------------------------------------------------------------------------


To the Shareholders of
Breccia International Minerals Inc.


We have audited the balance sheets of Breccia International Minerals Inc. as at April 30, 1999 and 1998 and the statements of operations and deficit and changes in financial position for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as at April 30, 1999 and 1998 and the results of its operations and the changes in its financial position for the years then ended in accordance with generally accepted accounting principles.


/s/ BDO Dunwoody LLP
Chartered Accountants

Edmonton, Alberta
July 7, 1999



   BDO Dunwoody LLP is a Limited Liability Partnership registered in Ontario

                                                                              F1

================================================================================
                                             Breccia International Minerals Inc.
                                                                  Balance Sheets

April 30                                                    1999            1998
--------------------------------------------------------------------------------

Assets

Current
    Cash                                               $     259      $     298
================================================================================

Liabilities and Shareholders' Deficiency

Current
    Accounts payable and accrued liabilities           $   6,890      $  10,170
    Due to related companies (Note 1)                       --          172,915
                                                       ------------------------
                                                           6,890        183,085
                                                       ========================

Shareholders' deficiency
    Share capital (Note 3)                               285,165        285,165
    Deficit                                             (291,796)      (467,952)
                                                       ------------------------
                                                          (6,631)      (182,787)
                                                       ------------------------
                                                       $     259      $     298
================================================================================

On behalf of the Board:



_________________________________________  Director




_________________________________________  Director



The accompanying summary of significant accounting policies and notes are an integral part of these financial statements.

                                                                             BDO
                                                                              F2

================================================================================
                                             Breccia International Minerals Inc.
                                            Statements of Operations and Deficit


For the years ended April 30                                  1999         1998
--------------------------------------------------------------------------------

General and administrative expenses, net of recoveries   $ (62,616)   $ (31,747)

Gain on settlement of payable
    to affiliated companies (Note 1)                       238,772           --
                                                         ----------------------
Net income (loss) for the year                             176,156      (31,747)

Deficit, beginning of year                                (467,952)    (436,205)
                                                         ----------------------
Deficit, end of year                                     $(291,796)   $(467,952)
================================================================================
Income (loss) per share (Note 4)                         $   0.022    $  (0.004)
================================================================================



The accompanying summary of significant accounting policies and notes are an integral part of these financial statements.


                                                                             BDO
                                                                              F3

================================================================================
                                             Breccia International Minerals Inc.
                                     Statements of Changes in Financial Position


For the years ended April 30                                  1999         1998
--------------------------------------------------------------------------------

Cash provided by (used in)

Operating activities
    Net income (loss) for the year                       $ 176,156    $ (31,747)
    Item not involving cash
        Gain on settlement of payable to affiliated
          companies                                       (238,772)          --
                                                         ----------------------
                                                           (62,616)     (31,747)
    Changes in non-cash working capital balances
        Accounts payable and accrued liabilities            (3,280)       4,758
        Payable to affiliated companies                     65,857       19,887
                                                         ----------------------
                                                            62,577       24,645
                                                         ----------------------
Decrease in cash during the year                               (39)      (7,102)

Cash, beginning of year                                        298        7,400
                                                         ----------------------
Cash, end of year                                        $     259    $     298
================================================================================



The accompanying summary of significant accounting policies and notes are an integral part of these financial statements.


                                                                             BDO
                                                                              F4

================================================================================
                                             Breccia International Minerals Inc.
                                      Summary of Significant Accounting Policies


April 30, 1999 and 1998
--------------------------------------------------------------------------------

Nature of Business            Breccia International  Minerals Inc. (the Company)
                              is a public company which was incorporated on April 25, 1975 under the laws of the State of Delaware, U.S.A. and was renewed on March 18, 1994.

                              To April 30, 1999, the Company has been involved in the process of identifying and evaluating prospective business entities with a view to the acquisition of a controlling or minority interest therein. Costs related to these investigations are expensed as incurred. The successful acquisition of the investment will also be dependent upon the Company's ability to obtain necessary financing at that time.

Basis of Presentation         These  financial  statements  have  been  prepared
                              according   to   Canadian    generally    accepted
                              accounting principles. However, as the U.S. dollar is the principal currency in which the Company's business is conducted, these financial statements are presented in U.S. dollars.

Financial Instruments         The  Company as part of its  operations  carries a
                              number of financial instruments. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

                              The fair  values  of these  financial  instruments
                              approximate   their   carrying   values,    unless
                              otherwise noted.



                                                                             BDO
                                                                              F5

================================================================================
                                             Breccia International Minerals Inc.
                                                   Notes to Financial Statements


April 30, 1999 and 1998
--------------------------------------------------------------------------------

1.   Due to Related Companies

     The amounts due to companies controlled by certain former directors of the Company were unsecured and non-interest bearing. These amounts were cancelled during the year.

--------------------------------------------------------------------------------

2.   Related Party Transactions

     The Company paid general and administrative expenses of $55,250 (1998 - $60,000) to companies controlled by directors of the Company.

--------------------------------------------------------------------------------

3.   Share Capital

     Authorized
        Seventy-five million (75,000,000) $0.0001 par value common shares

     Issued
                                                     Number of
                                                        Shares     Consideration
                                                     ---------------------------

     Balance, April 30, 1998 and 1999                8,128,206        $  285,165
                                                     ===========================

--------------------------------------------------------------------------------

4.   Loss per Share

     Loss per common share is calculated on the basis of the weighted average number of common shares outstanding during the year. The weighted average number of common shares amounted to 8,128,206 (1998 - 8,128,206).

     Calculating   the   fully-diluted   loss  per  share  produces   immaterial
     differences or anti-dilutive differences in each year.

--------------------------------------------------------------------------------



                                                                             BDO
                                                                              F6