Form 10QSB
period 1999-07-31
BRECCIA INTERNATIONAL MINERALS INC
filed 1999-10-18
CIK 6019

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(MARK ONE)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JULY 31, 1999

[  ] TRANSITION  REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE
     ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO __________


COMMISSION FILE NUMBER: 0-8155


                       BRECCIA INTERNATIONAL MINERALS INC.
        (Exact name of small business issuer as specified in its charter)

         DELAWARE                         8155                    73-0977756
(State or other jurisdiction of (Primary Standard Industrial   (I.R.S. Employer
incorporation or organization)   Classification Code Number) Identification No.)

4418 Patterdale Drive, North Vancouver, British Columbia, Canada         V7R 4L8
(Address of principal executive offices)                              (Zip Code)

                                 (604) 970-2726
                (Issuer's Telephone Number, including Area Code)


                              Thomas E. Stepp, Jr.
                              Stepp & Beauchamp LLP
                           1301 Dove Street, Suite 460
                         Newport Beach, California 92660
                             Telephone: 949.660.9700
                             Facsimile: 949.660.9010
            (Name, Address and Telephone Number of Agent for Service)


Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Applicable only to corporate issuers

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of September 31, 1999, 8,128,206 shares of common stock were issued and outstanding.

                                     PART I

Item 1.  Financial Statements

                                NOTICE TO READER

I have compiled the balance sheet of Breccia International Minerals Inc. as at July 31, 1999 and the statements of operations and deficit for the period May 1, 1999 to July 31, 199 from information provided by management. I have not audited, reviewed or otherwise attempted to verify the accuracy or completeness of such information. Readers are cautioned that these statements may not be appropriate for their purposes.



                                                                    ALNOOR SAMJI
                                                            CHARTERED ACCOUNTANT


North Vancouver, B.C.
September 2, 1999


                       BRECCIA INTERNATIONAL MINERALS INC.
                                  BALANCE SHEET
                       (UNAUDITED - SEE NOTICE TO READER)
                                  JULY 31, 1999

                                     ASSETS
                                                     July 31          April 30
                                                        1999              1999
CURRENT
        Cash                                        $  10,597         $     259
===============================================================================


                    LIABILITIES AND SHAREHOLDERS' DEFICIENCY

CURRENT
        Accounts payable                                4,590             6,890
        Short term loan                                19,995              --
-------------------------------------------------------------------------------
                                                       24,585             6,890

SHAREHOLDERS' DEFICIENCY
        Share capital (note 2)                        285,165           285,165

        Deficit                                      (299,153)         (291,796)
-------------------------------------------------------------------------------
                                                      (13,988)           (6,631)
--------------------------------------------------------------------------------

                                                    $  10,597         $     259
===============================================================================

                       BRECCIA INTERNATIONAL MINERALS INC.
                      STATEMENTS OF OPERATIONS AND DEFICIT
                       (UNAUDITED - SEE NOTICE TO READER)
                    For the three months ended July 31, 1999

                                                            Quarter ended
                                                            -------------
                                                         1999            1998

General and administration expenses                      7,357           18,617
-------------------------------------------------------------------------------

Net loss for the period                                 (7,357)         (18,617)

DEFICIT - beginning of period                         (291,796)        (467,953)
--------------------------------------------------------------------------------

DEFICIT - end of period                              $(299,153)       $(486,570)
===============================================================================


Loss per share*                                      $  (0.001)       $  (0.003)

o    Based on 8,128,206 common shares (1997 - 8,128,206)

                       BRECCIA INTERNATIONAL MINERALS INC.
                   STATEMENT OF CHANGES IN FINANCIAL POSITION
                       (UNAUDITED - SEE NOTICE TO READER)
                    For the three months ended July 31, 1999

                                                               Quarter ended
                                                               -------------
                                                             1999         1998

Cash provided by (used in)

Operating activities
         Net loss                                          $ (7,357)   $(18,617)

         Changes in non-cash working capital balances
               Accounts payable and accrued liabilities      17,695      19,847
         ----------------------------------------------------------------------
Increase in cash during the year                             10,338       1,230

Cash, beginning of year                                         259         298
-------------------------------------------------------------------------------

Cash, end of year                                          $ 10,597    $  1,528
===============================================================================

                       BRECCIA INTERNATIONAL MINERALS INC.
                          NOTES TO FINANCIAL STATEMENTS
                       (UNAUDITED - SEE NOTICE TO READER)
                                  JULY 31, 1999

1.   Summary of significant accounting policies

     Incorporation:

     Breccia International Minerals Inc. was incorporated under the laws of the State of Delaware on April 25, 1975 and renewed on March 18, 1994.

     Basis of presentation:

     These financial statements are presented in U.S. dollars as it is the principal currency in which the company's business in conducted.

     Net income (loss) per common share:

     The net income (loss) per common share is based on the number of $0.0001 par value common shares outstanding.

2.   Share Capital

Authorized: 75,000,000 common shares with
             par value of $0.0001 each
                                                               1999       1998
                                                               ----       ----
Issued:     8,128,206 common shares with
             par value of $0.0001 each (1997 - 8,128,206)    $285,165   $285,165


Item 2. Management Discussion and Analysis of Financial Condition and Results of Operations

Liquidity. The results of the statement of loss indicates a loss of $7,357 for the three month period ending July 31, 1999, which loss represents transfer agent, legal and accounting fees necessary to maintain the Registrant current with its regulatory filing requirements. The Registrant is exploring opportunities and reviewing proposals for the potential acquisition of prospective business entities with long-term growth objectives with the ultimate goal of acquiring a controlling interest or minority interest therein.

Impact of the Year 2000 Issue. The Year 2000 Issue arises because many computerized systems use two digits rather than four to identify a year. Date-sensitive systems may recognize the year 2000 as 1900 or some other date, resulting in errors when information using year 2000 dates is processed. The effects of the Year 2000 Issue may be experienced before, on or after January 1, 2000.

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

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Change in Securities

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to Vote of Security

None

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

None



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Dated:   October __, 1999                BRECCIA INTERNATIONAL MINERALS INC.


                                         By:  /s/ Alnoor Kassam
                                              -------------------------------
                                              Alnoor Kassam
                                         Its: President