Form 10QSB
period 1999-10-31
BRECCIA INTERNATIONAL MINERALS INC
filed 1999-12-13
CIK 6019

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(MARK ONE)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 1999

[  ] TRANSITION  REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE
     ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____________ TO ______________


COMMISSION FILE NUMBER:


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


                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[X] Yes [ ] No

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of October 31, 1999, there were 8,128,206 shares of the issuer's $.001 par value common stock issued and outstanding.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements


                                NOTICE TO READER

I have compiled the balance sheet of Breccia International Minerals Inc. as at October 31, 1999 and the statements of operations and deficit and changes in financial position for the period May 1, 1999 to October 31, 1999 from information provided by management. I have not audited, reviewed or otherwise attempted to verify the accuracy or completeness of such information. Readers are cautioned that these statements may not be appropriate for their purposes.





                                                                    ALNOOR SAMJI
                                                            CHARTERED ACCOUNTANT


North Vancouver, B.C.
December 9, 1999


BRECCIA INTERNATIONAL MINERALS INC.
BALANCE SHEET
(UNAUDITED - SEE NOTICE TO READER)
OCTOBER 31, 1999

                                     ASSETS
                                                      October 31        April 30
                                                            1999            1999
CURRENT
        Cash                                           $   8,166      $     259
        ========================================================================


                    LIABILITIES AND SHAREHOLDERS' DEFICIENCY

CURRENT
        Accounts payable                                   4,590          6,890
        Short term loans                                  29,995             --
        -----------------------------------------------------------------------
                                                          34,585          6,890

SHAREHOLDERS' DEFICIENCY
        Share capital (note 2)                           285,165        285,165

        Deficit                                         (311,584)      (291,796)
        -----------------------------------------------------------------------
                                                         (26,419)        (6,631)
        -----------------------------------------------------------------------

                                                       $   8,166      $     259
        =======================================================================


BRECCIA INTERNATIONAL MINERALS INC.
STATEMENTS OF OPERATIONS AND DEFICIT
(UNAUDITED - SEE NOTICE TO READER)
For the six months ended October 31, 1999

                                            Quarter ended           Six months ended
                                            -------------           ----------------
                                         1999          1998         1999        1998
General and administration expenses      12,431       14,420       19,788       33,037
--------------------------------------------------------------------------------------

Net loss for the period                 (12,431)     (14,420)     (19,788)     (33,037)

DEFICIT - beginning of period          (299,153)    (486,570)    (291,796)    (467,953)
--------------------------------------------------------------------------------------

DEFICIT - end of period               $(311,584)   $(500,990)    (311,584)    (500,990)
======================================================================================


Loss per share*                         $(0.002)     $(0.002)     $(0.002)     $(0.004)
======================================================================================


* Based on 8,128,206 common shares (1998 - 8,128,206)

BRECCIA INTERNATIONAL MINERALS INC.
STATEMENT OF CHANGES IN FINANCIAL POSITION
(UNAUDITED - SEE NOTICE TO READER)
For the six months ended October 31, 1999

                                                          1999           1998
Cash provided by (used in)

Operating activities
         Net loss                                        $(19,788)     $(33,037)

Changes in non-cash working capital balances
Accounts payable and accrued liabilities                   27,695        33,242
-------------------------------------------------------------------------------

Increase in cash during the year                            7,907           205

Cash, beginning of period                                     259           298
-------------------------------------------------------------------------------

Cash, end of period                                      $  8,166      $    503
===============================================================================


BRECCIA INTERNATIONAL MINERALS INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED - SEE NOTICE TO READER)
OCTOBER 31, 1999

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


2.   Share Capital

     Authorized: 75,000,000 common shares with
             par value of $0.0001 each
                                                              1999       1998
                                                              ----       ----
     Issued:      8,128,206 common shares with
             par value of $0.0001 each (1998 - 8,128,206)    $285,165   $285,165

Item 2.  Management's Discussion and Analysis or Plan of Operation

Liquidity. The Registrant's Statement of Operations and Deficit indicates a loss of $19,788 for the six (6) month period ending October 31, 1999, which loss represents transfer agent, legal and accounting fees necessary to maintain the Registrant current with its regulatory filing requirements. The Registrant is exploring opportunities and reviewing proposals for the potential acquisition of prospective business entities with long-term growth objectives with the ultimate goal of acquiring a controlling interest or minority interest therein.

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

Dated:   December __, 1999                   BRECCIA INTERNATIONAL MINERALS INC.


                                             By: /s/ Alnoor Kassam
                                                --------------------------------
                                                Alnoor Kassam
                                                Its: President