Form 10QSB
period 2000-01-31
NANO WORLD PROJECTS CORP
filed 2000-03-20
CIK 6019

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


(MARK ONE)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2000

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO


COMMISSION FILE NUMBER:


                         NANO WORLD PROJECTS CORPORATION
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

Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes
[_] No

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date. As of January 31, 2000, there were 8,128,206 shares of the issuer's $.001 par value common stock issued and outstanding.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

NOTICE TO READER

I have compiled the balance sheet of Nano World Projects Corporation as at January 31, 2000 and the statements of operations and deficit and changes in financial position for the period May 1, 1999 to January 31, 2000 from information provided by management. I have not audited, reviewed or otherwise attempted to verify the accuracy or completeness of such information. Readers are cautioned that these statements may not be appropriate for their purposes.





                                                                    ALNOOR SAMJI
                                                            CHARTERED ACCOUNTANT


North Vancouver, B.C.
March 16, 2000


NANO WORLD PROJECTS CORPORATION
BALANCE SHEET
(UNAUDITED - SEE NOTICE TO READER)
JANUARY 31, 2000

                                     ASSETS

                                                 January 31           April 30
                                                       2000               1999
CURRENT
        Cash                                       $155,827            $    259
        ========================================================================



                    LIABILITIES AND SHAREHOLDERS' DEFICIENCY

CURRENT
        Accounts payable                             48,590               6,890
        Short term loans                            189,648                  --
        ------------------------------------------------------------------------
                                                    238,238               6,890

SHAREHOLDERS' DEFICIENCY
        Share capital (note 2)                      285,165             285,165

        Deficit                                    (367,576)           (291,796)
        -----------------------------------------------------------------------
                                                    (82,411)             (6,631)
        -----------------------------------------------------------------------

                                                  $ 155,827           $     259
        =======================================================================

NANO WORLD PROJECTS CORPORATION
STATEMENTS OF OPERATIONS AND DEFICIT
(UNAUDITED - SEE NOTICE TO READER)
For the nine months ended January 31, 2000


                                                 Quarter ended                 Nine months ended
                                                 -------------                 -----------------
                                                   January 31                     January 31
                                              2000            1999            2000            1999
General and administration expenses         55,992          15,969          75,780          49,006
--------------------------------------------------------------------------------------------------

Net loss for the period                    (55,992)        (15,969)        (75,780)        (49,006)

DEFICIT - beginning of period             (311,584)       (500,990)       (291,796)       (467,953)
--------------------------------------------------------------------------------------------------

DEFICIT - end of period                  $(367,576)      $(516,959)       (367,576)       (516,959)
==================================================================================================


Loss per share*                          $  (0.007)      $  (0.002)      $  (0.009)      $  (0.006)
==================================================================================================


*    Based on 8,128,206 common shares (1998 - 8,128,206)


NANO WORLD PROJECTS CORPORATION
STATEMENT OF CHANGES IN FINANCIAL POSITION
(UNAUDITED - SEE NOTICE TO READER)
For the nine months ended January 31, 2000

                                                        2000             1999
                                                        ----             ----
Cash provided by (used in)

Operating activities
         Net loss                                     $ (75,780)      $ (49,006)

Changes in non-cash working capital balances
Accounts payable and accrued liabilities                231,348          49,026
-------------------------------------------------------------------------------

Increase in cash during the year                        155,568             (20)

Cash, beginning of period                                   259             298
-------------------------------------------------------------------------------

Cash, end of period                                   $ 155,827       $     278
===============================================================================

NANO WORLD PROJECTS CORPORATION
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED - SEE NOTICE TO READER)
JANUARY 31, 2000

1.   Summary of significant accounting policies

     Incorporation and change of name :

     Brecia International Minerals Inc. was incorporated under the laws of the State of Delaware on April 25, 1975 and renewed on March 18, 1994. The company changed its name to Nano World Projects Corporation on February 18, 2000 by resolution of the Board of Directors in accordance with the provisions of Section 242 of the General Corporation Law of Delaware. The resolution was also approved by the requisite number of shares of the Corporation's $.0001 par value common stock entitled to vote pursuant to
     Section 228 of the General Corporation Law of the State of Delaware.

     Basis of presentation:

     These financial statements are presented in U.S. dollars as it is the principal currency in which the company's business in conducted.

     Net income (loss) per common share:

     The net income (loss) per common share is based on the number of $0.0001 par value common shares outstanding.


2.   Share Capital

        Authorized: 75,000,000 common shares with
                    par value of $0.0001 each
                                                         2000             1999
                                                         ----             ----
        Issued:     8,128,206 common shares with
                    par value of $0.0001 each
                    (1999 - 8,128,206)                 $285,165         $285,165


3.   Related Party Transaction

     A sum of $44,000 (1999 - $nil) was charged, and was payable to, Alnoor Kassam, President, on account of accounting and management fees


4.   Subsequent Event

     On February 9, 2000, the Corporation closed an agreement to purchase 100% of the shares of Nano World Colloid & Coating LLC, a corporation incorporated under the laws of the State of Wyoming. The purchase price was $500,000 U.S. dollars and 5,000,000 shares of the company.


Item 2.  Management's Discussion and Analysis or Plan of Operation

On or about January 31, 2000, Breccia International Minerals, Inc., a Delaware corporation ("Registrant"), entered into a Stock Purchase Agreement ("Agreement") with various shareholders ("Selling Shareholders") of Nano World Colloid & Coating LLC ("Coating LLC"), a corporation incorporated under the laws of the state of Wyoming (the Agreement is attached hereto as Exhibit 1). Pursuant to the terms of then Agreement, the Registrant purchased from the Selling Shareholders 1,000 shares, representing 100% of the issued and outstanding shares of Coating LLC. In exchange, the Registrant agreed to deliver to each Selling Shareholder the sum of $5,000 and 5,000 shares of Registrant's $.0001 par value common stock for each Coating LLC share. As such, the total consideration paid for all of the issued and outstanding shares of Coating LLC was $500,000 and 5,000,000 of the Registrant's $.0001 par value common stock. The purchase price will be paid by delivery of a 180-day promissory note and the delivery of the share certificates representing the 5,000,000 shares to an agent acting on behalf of the Selling Shareholders.

Coating LLC owns the rights to the technology known as the Dynamic Thin Laminar Flow ("DTLF") method. The DTLF method was invented and patented in 1997 with the goal of rendering monolayer preparations compatible with industrial standards. With the DTLF method, it is possible to produce monolayers of particles of either organic or inorganic material and apply them to either solid or liquid surfaces to produce a protective layer.

One of main applications is in the area of filtration. Modern filters are mostly made with fibers randomly stacked on top of each other. We believe that the current construction of modern filter results in a considerable loss of efficiency. The filter produced using the DTLF method will be a membrane with a maximum density of pores, all having the same diameter. The production process will be automated, thus providing for the consistency of quality. We believe that a nanofilter produced using the DTLF method will produce a more efficient and effective filter. Typically, the nanofilter will be mounted on a supporting screen and air will apply pressure on the nanofilm surface.

The main  advantages of the nanofilter  produced using the DTLF method  include:
(1) The pre-determined filter diameter will ensure that all pores are equal; (2) in situ regeneration will allow for the easy elimination of dust using a simple back flow; (3) low costs of monolayer fabrication; (4) an exceptional flow rate due to maximum porosity and minimum thickness; and (5) a longer life because the increased number of pores per unit surface will take longer to fill and the small mass of the nanofilter will allow for the usage of several square meters, giving the nanofilter a longer life.

We believe that given the lightweight construction of the nanofilter and its performance in tests we anticipate that it will be primarily marketed towards the electronic industry, hospitals and aerospace companies. We believe that the nanofilter also has applications in the military for the prevention and blocking of viruses and other bacteriological matter.

Liquidity. At the end of the quarter ended January 31, 2000, Registrant had cash of $155,827.00. For the year ended April 30, 1999, the Registrant has cash resources of $259.00. The Registrant's Statement of Changes in Financial Position indicates a net loss of $55,992.00 for the three (3) month period ending January 31, 2000, which loss represents transfer agent, legal and accounting fees necessary to maintain the Registrant current with its regulatory filing requirements as well as other general and administrative expenses. For the corresponding period in 1999, Registrant experienced a net loss of $15,969.00.

In view of these matters, the continued existence of Registrant is dependent upon its ability to meet its financing requirements, including, but not limited to those financial requirements under the Stock Purchase Agreement with Colloid LLC. Management believes that actions presently being taken, including, but not limited to, the purchase of all of the issued and outstanding stock of Colloid LLC, would provide the Registrant with the opportunity to continue as a going concern. However, no guarantee can be made that the Registrant will be able to raise enough capital to continue as a going concern.

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Submission of Matters to Vote of Security Holders

In or around February, 2000, at least 51% of Registrant's total issued and outstanding stock entitled to vote voted in favor of Registrant's name change from Breccia International Minerals, Inc., to Nano World Projects Corporation.

Item 5.  Other Information

None

Item 6.  Exhibits and Reports on Form 8-K

Exhibit 1--Stock Purchase Agreement between Registrant and Nano World Colloid & Coating LLC.

Exhibit 2--Filing on Form 8-K

Exhibit 3--Financial Data Schedule

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:   March 20, 2000           NANO WORLD PROJECTS CORPORATION


                                  By: __________________________________________
                                       Alnoor Kassam
                                  Its: President