Form 10KSB
period 2000-04-30
NANO WORLD PROJECTS CORP
filed 2000-08-11
CIK 6019

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED APRIL 30, 2000

                           COMMISSION FILE NO. 0-8155

                        NANO WORLD PROJECTS CORPORATION
                     --------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

          DELAWARE                 1311                  73-0977756
          --------                 ----                  ----------
     (State or other        Industrial Class Code    (I.R.S. Employer
       jurisdiction                                  Identification No.)
    of incorporation)



          11715 NORTH CREEK PARKWAY
              SOUTH BOTHELL, WA                             98011
              -----------------                             -----
     (Address of principal executive offices)            (Zip Code)


REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (425)415-1483

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE.

SECURITIES REGISTERED PURSUANT TO SECTION 12 (g) OF THE ACT:

COMMON STOCK, PAR VALUE $.0001 PER SHARE
(TITLE OF CLASS)

   The Registrant's securities set forth above are quoted for trading on the OTC Bulletin Board.

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of the Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

   Issuer's revenues for its most recent fiscal year were $0.00

   The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the closing price of such Stock as of August 4, 2000, was approximately $ 70,324,866.00.

   The number of shares outstanding of the issuer's common stock, as of July 31, 2000 was 18,377,748.

   Documents Incorporated by Reference: None, except for those indicated in the
Exhibit Index.

                        NANO WORLD PROJECTS CORPORATION

                          ANNUAL REPORT ON FORM 10-KSB
                    For the Fiscal Year Ended April 30, 2000

                               TABLE OF CONTENTS


PART I

Item 1.
Business.......................................................  1

Item 2.
Properties.....................................................  6

Item 3.
Legal Proceedings..............................................  6

Item 4.
Submission of Matters to a Vote of Security Holders............  6

PART II

Item 5.
Market for Registrant's Common Equity and
Related Stockholder Matters....................................  7

Item 6.
Management's Discussion and Analysis or Plan of Operation......  8

Supplemental Item: Risk Factors................................ 11

Item 7.
Financial Statements and Supplementary Data.................... 23

Item 8.
Changes in and Disagreements with Accountants on
Accounting and Financial Disclosures........................... 23

PART III

Item 9.
Directors, Executive Officers, Promoters and Control Persons;
Compliance with Section 16(a) of the Exchange Act.............. 23

Item 10.
Executive Compensation......................................... 25

Item 11.
Security Ownership of Certain Beneficial Owners and
Management..................................................... 29

Item 12.
Certain Relationships and Related Transactions................. 31


Item 13.
Exhibits, Financial Statements and Reports on
Form 8-K....................................................... 31

SIGNATURES.....................................................

PART I.

ITEM 1.   BUSINESS

Our Background and Development. We were formerly known as Aerotec, Inc., which was incorporated under the laws of the State of Delaware on April 25, 1975. We subsequently changed our name to Breccia International Minerals, Inc. on February 21, 1997. On February 22, 2000, we changed our name to Nano World Projects Corporation (the "Company" or "we, us, our"). Our principal offices are located at 11715 North Creek Parkway, South Bothell, Washington 98011. Our registered office is 1209 Orange Street, Wilmington, New Castle, Delaware, 19801. Our telephone number is 604.988.6886.

We were originally organized as a mineral exploration and development company seeking high tonnage, low to medium grade, gold and copper ore bodies to mine. However, due to adverse market conditions, in 1999, the Company decided to pursue other opportunities.

On January 31, 2000, we entered into a Stock Purchase Agreement ("Agreement") with all of the shareholders ("Selling Shareholders") of Nano World Colloid & Coating LLC ("Coating LLC"), a corporation incorporated under the laws of the state of Wyoming. Pursuant to the terms of the Coating LLC Agreement, we purchased from the Selling Shareholders 1,000 shares, representing 100% of the issued and outstanding shares of Coating LLC. In exchange, we agreed to deliver to each Selling Shareholder the sum of $500.00 and 5,000 shares of the Company's $ .0001 par value common stock for each Coating LLC share. As such, the total consideration paid for all of the issued and outstanding shares of Coating LLC was $500,000 and 5,000,000 of the Company's $.0001 par value common stock. The purchase price was paid by the delivery of a 180-day promissory note in the amount of $500,000 and the delivery of share certificates representing the 5,000,000 shares to an agent acting on behalf of the Selling Shareholders.

THE INDUSTRY

Nanotechnology is technology based on the manipulation of individual atoms and molecules to build structures to complex, atomic specifications. A nanometer is one billionth of a meter (10-9 m) and is the unit of length that is generally most appropriate for describing the size of single molecules. The prefix nano means ten to the minus ninth power, or one billionth. Nanotechnology generally refers to utilization of component structures that are roughly the size of the smallest molecule. Devices with minimum feature sizes less than 100 nanometers
(nm) are generally considered to be products of nanotechnology. The basis for nanotechnology is predicated largely on the fact that with respect to such small structures (a) the number of atoms at the surface is larger than the number of atoms in the bulk, and (b) the classical laws of physics are superceded by quantum mechanics. Examples of these phenomena can be found in catalytic converters, whose spongy structure has an enormous surface area, and in resonant tunneling transistors where electrons can literally tunnel through solid barriers.

Nanoscale related activities involve the purposeful manipulation of matter at the atomic level via the modalities of chemistry and macromachines (surface probe microscopy equipment). According to Nanothinc, an Internet-based publisher webcasting interactive and enhanced multimedia nanocontent, these activities represented $5 billion three years ago in annual revenues and they are forecast to increase to $80 billion this year.

Nanotechnology is expected in the future to have fundamental impacts on a wide range of areas, interests and applications. Under way are applications in molecular computing, specialized materials with unusual properties (shape-changing alloys, synthetic "organic" compounds, superconductive semiconductors, etc.), custom gene construction on demand, and ultra-miniaturized machinery on a cellular and subcellular scale.

Commercial applications in nanotechnology and nanoscale-related disciplines abound, according to Nanothinc. The superior properties of "nanophase" materials (increased hardness, wear resistance, adhesion, slipperiness) are useful in the manufacture of special bondings, coatings, capsules, catalysts and plastics. The applications derived from these materials are diverse, including microelectronics, automotive components, business machines and even personal care products, such as sunscreens and cosmetics.

Operating at the atomic level, companies have constructed unique materials with properties superior to conventional materials. These nanophase materials are expected to be used to manufacture special bondings, coatings, capsules, catalysts and plastics with current commercial applications in microelectronics, automotive components, business machines, and even personal care products. This also encompasses a range of novel nanoscale materials such as organic crystals, high temperature superconductors, and shape changing alloys. Other areas are expected to include supramolecular chemistry, protein engineering, x-ray crystallography and limited aspects of biotechnology ("organic nanotechnology"). These unusually assembled structures are expected to have unique behavioral properties with an increasing array of applications.

The use of complex molecular machines (assemblers) capable of reproducing themselves in large numbers and then gathering and positioning other atoms and molecules in desired constructions comprises molecular manufacturing. Almost any chemically stable and specifiable structure (product) can be manufactured to exact specifications and perfect quality and with no waste.

IBM researchers are moving closer to designing computers with the tiniest features possible using a scanning tunneling microscope, or STM. IBM's nanoscale research is already yielding scientific insights into the behavior of very small structures which will allow them to shrink the features on integrated circuits in their computer designs. In the future, developments using STM technology may pave the way for circuits made from atomic or molecular components. Such circuits could be hundreds of times smaller than today's electronic circuits, allowing computer designers to put more processing power onto chips. That, in turn, could lead to smaller, faster, lower-power and even more portable computers.

The promise of Nanotechnology has resulted in a proliferation of private and public initiatives designed to support its development. Non-profit organizations such as the Foresight Institute and the Nanotechnology Development Team are furthering nanotechnology education and many universities around the world have established specific programs for nanotechnology research.

The Nanotechnology industry has seen a tremendous increase in players due to recent developments in scientific research. Due to the wide variety of potential applications of Nanotechnology as well as the diversity of streams from which it is developed, many companies are often developing markedly different products and services, from microchips to paint coatings to new industrial processes to biomedical products.

THE COMPANY AND THE DYNAMIC THIN LAMINAR FLOW METHOD

Pursuant to the Coating LLC Agreement, we purchased the technology known as the Dynamic Thin Laminar Flow ("DTLF Method"). The DTLF Method was invented in 1997 with the goal of rendering monolayer preparations compatible with industrial standards. A patent on the DTLF Method was obtained in 1997 in Italy and subsequent patent applications have been filed in the United States and other countries. Our sole significant asset is the DTLF patent. We are engaged solely in research and development of the DTLF technology. We are not currently engaged in any commercial production or licensing of the DTLF technology. As a result, we have no revenues and expect to incur losses during the foreseeable future. The DTLF technology and our Company's ability to commence commercial exploitation of the patent are subject to additional proof of process research and development. We have established a research and development facility in Quebec, Canada. We expect we will incur substantial additional costs and expenses during the foreseeable future in connection with research and development and construction of prototype commercial equipment. The DTLF Method is an unproven concept. We are in the process of constructing an automated prototype that is expected to produce films applicable to the filter industry. We expect to have a working prototype working by the end of 2000, however, there can be no assurance in this regard.

The DTLF Method places single monolayer molecules of nanoscopic particles one beside the other in a homogeneous, continuous thin film production. Large numbers of nanostructures linked together in a monolayer can facilitate larger scale actions such as a monolayer film that can function as a filter with the size of the pores controlled by the molecules which are utilized. Monolayers are abundant in nature, for example, in all human cells. A key difficulty in producing monolayer films whose thickness is only a few nanometers is that they must be fabricated on a substrate whose surface corrugation is smaller than the size of a molecule. The prevalent methodology for producing such monolayer films has to date utilized the Langmuir-Blodgett method in which the molecularly-smooth water-air interface serves as a floating support for the molecular constituents of the film. The Langmuir-Blodgett method has been characterized as a single sheet, or single batch process, where production of each film is limited to single sheets and production of each new sheet requires starting the process over again. Although successful for research purposes, the Langmuir-Blodgett method is generally acknowledged as not commercially viable to the extent necessary to produce efficient, automated control nanostructure applications and products.

The DTLF Method overcomes the limitations of the Langmuir-Blodgett method by producing monolayers in a homogeneous, continuous thin film. With the DTLF Method, it is possible to produce monolayers of particles of either organic or inorganic material and apply them to either solid or liquid surfaces. The ultra thin monolayer films using the DTLF Method places single molecules one beside the other in continuous sheets. The continuous production aspect distinguishes the DTLF Method from single sheet monolayer production. The DTLF technology is versatile and can accommodate a broad range of molecular qualities. For example, the use of various molecules in such monolayers can be controlled to obtain various conductivity qualities, isolator qualities, porous qualities and protective layer qualities. The DTLF Method can also produce sheets to be used in multiple layer applications, where each constituent monolayer contains one or more of the foregoing distinct qualities. Such ultra thin films can vary in thickness from one nanometer to ten microns. The components of the DTLF Method consist of mechanical and electrical elements, computer interfacing and software to control an elaborate feedback system. The mechanical system is expected to be relatively simple to build and does not require a high level of tolerance, however, the level of control of the parameters required to fabricate monolayer films is quite daunting as the surfaces that are in contact with the liquids must be perfectly clean, the liquids and gas surrounding the films pure. In addition, the precise amount of monolayer constituents and ancillary materials injected continuously into the system to obtain the desired properties of a given film must be controlled with a high degree of accuracy, and the temperature, humidity, and pressure within the monolayer films must also be controlled. A sophisticated monolayer film quality monitoring capability must therefore be devised that will activate a feedback electronic system that will modify the parameters of the system. Although we expect that the Company can develop or obtain these supplemental production instruments and components, there can be no assurance in this regard. The development of instrumentation will require significant research and development investments during the foreseeable future. There can be no assurance that any of our instrumentation will be successfully implemented or that it will provide a basis on which to successfully commercialize any of our products or applications.

Examples of research uses of monolayers are copious, including Light emitting diodes, optical fiber fluorescence sensors, and optical second harmonic generation and photoelectric conversion optical interactions. In particular, one area of potential application for the DTLF Method technology is in the area of filtration. Modern filters are mostly made in fibers randomly stacked on top of each other. We believe that the current construction of modern filter results in a considerable loss of efficiency. The filter expected to be produced using the DTLF Method will be a membrane with a maximum density of pores, all having the same diameter. The production process is expected to be automated, thus providing for the consistency of quality. We believe that nanofilters produced using the DTLF Method are expected to provide a more efficient and effective filter for the following reasons: (1) a pre-determined filter diameter to ensure that all pores are equal; (2) In situ regeneration to facilitate easy elimination of dust using a simple back flow; (3) low costs of monolayer fabrication; (4) an exceptional flow rate due to maximum porosity and minimum thickness; and (5) a longer life because the increased number of pores per unit surface is expected to take longer to fill and the small mass of the nanofilter are expected to allow for the usage of several square meters.

We believe that given the nanofilter's performance in tests, the increased longevity of the nanofilter in white rooms, and the lightweight construction of the nanofilter, it will be primarily marketed towards the electronic industry, hospitals and aerospace companies. We believe that the nanofilter also has applications in the military for the prevention and blocking of viruses and other bacteriological matter.

We believe that the fabrication of monolayer films using a commercially viable technique has the potential of removing a bottleneck in Nanotechnology in that it may enable mass production of parallel nanostructures that can be functionalized by a variety of means. The DTLF Method combines features of the Langmuir-Blodgett method due to its theoretical ability to produce high quality monolayer films with a continuous, non-batch and fast methodology. The continuity of the DTLF Method enables the system to potentially utilize highly efficient electronic feedback of all the parameters that control its operation with a substantially increased production rate relative to the Langmuir-Blodgett method. Although we believe that nanofilters present a potential commercial application, there can be no assurance the Company will be able to do so. Monolayer films are very weak mechanically in both lateral and transverse directions. It is possible, however, to strengthen the films in the transverse direction by sandwiching them in-between two supporting media and to strengthen them in the lateral direction by polymerizing of the constituent molecules. Exposure of the monolayer films to ambient conditions, be it temperature or humidity, may destroy them. Therefore, the constituent molecules must be carefully tailored for each specific application. Although the DTLF Method is faster than the Langmuir-Blodgett method, it is much slower than most other commercial methods for fabrication of non-monolayer thin films. It is, therefore, necessary to identify viable niche areas where specialty monolayer filters can be competitive.

We do not intend to focus solely on nanofilter application and products based on the DTLF Method technology. We intend to identify significant business opportunities where Nanotechnology has the potential to play the pivotal role and to focus research and development efforts on such activities. Companies developing and marketing Nanotechnology applications and products are expected to proliferate and the environment in which we operate is expected to become increasingly competitive.

We believe that the DTLF Method has the potential to offer significant commercial advantages over existing monolayer fabrication methods, and in particular the well-accepted Langmuir Blodgett method. However, the DTLF Method is still in research and development stage and has not yet been validated by a commercial prototype. The DTLF method requires substantial development to make it a viable technology. We will have to supplement the Company's personnel with strong scientific, production and business leadership in order to develop an array of Nanotechnology products. We expect that significant further investment is required to transform the DTLF Method into a commercially practical technology, however, there can be no assurance of the availability of such capital at this time nor of commercially viable products, applications or services resulting from any expenditures of such capital.

COMPETITION.

There are other companies in the business of filtration generally, however, to our knowledge, none are engaged in DTLF technology. However, we anticipate that we will experience significant competition in the future. Although we believe that the market will provide opportunities for more than one supplier of products and services similar to those of ours, it is possible that a single supplier may dominate one or more market segments. If competition increases from these and other sources, we might have to respond to competitive pressures by implementing pricing, marketing and other programs, or seeking additional strategic alliances or acquisitions that may be less favorable than would otherwise be established or obtained. Any such response to competition could materially affect our business, results of operations and financial conditions. We also may experience significant competition from other manufacturers and distributors in international markets, including competition from United States-based competitors, in addition to companies that are already well established in foreign markets. Many of our existing competitors, in addition to a number of potential new competitors, have significantly greater financial, technical and marketing resources than we do.


RESEARCH AND DEVELOPMENT.

We have not spent any money in the last two fiscal years on research and development. We acquired the DTLE Method technology through the acquisition of Nano World Colloid & Coating LLC.

EMPLOYEES.

As of April 30, 2000, we had 3 employees. We anticipate from time-to-time we will use the services of independent contractors and consultants to support product research and development, marketing and sales and business development.

Item 2.

DESCRIPTION OF PROPERTY

We currently occupy leased office facilities consisting of 1,000 square feet at 11715 North Creek Parkway, South Bothell, Washington, 98011, on a month-to-month basis. In addition, we are leasing office space on a one year term in Vancouver through our Canadian subsidiary, consisting of 1,353 square feet on the 13th floor of 885 West Georgia Street, Vancouver, British Columbia, described as Lot B, Block 16, District Lot 541, Plan 4903. We currently do not have any manufacturing or production facilities.

As of August 1, 2000, we have negotiated a lease for a research facility through our Canadian subsidiary in Trois Riviere, Quebec, consisting of 5,889 sq feet, comprising both laboratory and office space. The research facility lease is for a three year term.

The company is also in the process of establishing an Italian subsidiary and foresees acquiring office premises in Turin, Italy in the near future.

Item 3.

LEGAL PROCEEDINGS

There are no legal proceedings to which the Company is a party and the Company has no knowledge of any actions, suits, orders, investigations or claims pending or threatened against or affecting it or its property.

Item 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On February 15, 2000, pursuant to written consents as provided for by the Delaware General Corporation Law and the bylaws of the Company, in lieu of a special meeting of the shareholders, holders of 5,727,500 shares of our common stock, representing at least 51% of our total issued and outstanding stock entitled to vote, voted on the matter of changing our name from Breccia International Minerals, Inc., to Nano World Projects Corporation. All 5,727,500 shares, which were voted in the form of written consents, voted in favor of the name change. There were no votes cast against and no other votes listed as abstentions.


                                NUMBER OF SHARES

Votes For      Votes Against       Not Voted*          Votes Excluded
---------      -------------       ----------          --------------
5,727,500           0              2,400,706                0

* As of February 15, 2000, there were 8,128,206 outstanding shares of Breccia International Minerals, Inc. common stock.



PART II

Item 5.

MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) MARKET INFORMATION

The Company's Common Stock is quoted on the NASDAQ Over-the-Counter Bulletin Board (the "OTC Bulletin Board") since October 16, 1996. In connection with the Company's name change to Nano World Projects Corporation in February 2000, the Company changed its symbol on the OTC Bulletin Board from "BIMI" to "NAPH" effective March 1, 2000. The following is a list of the low and high bid quotations by fiscal quarters for 1999 and 2000 as reported by the OTC Bulletin
Board:

                                     2000                          1999
                                     ----                          ----
Quarters                      Low            High           Low            High
--------                      ---            ----           ---            ----
Quarter ended July 31      7.5625          7.5625           .83            1.67
Quarter ended October 31        0               0          1.01            1.01
Quarter ended January 31(1)     0               0             0               0
Quarter ended April 30       9.37           21.87             0               0


(1) No data was available since two Market Makers with two sided quotes are needed to generate reports from Nasdaq.

The quotations reflect inter-dealer prices, without retail mark-up, markdown or commissions and may not represent actual transactions.

(b) Holders of Record

As of July 25, 2000 there were 1,961 holders of record of the Company's Common Stock.

(c) Dividends

The Company has not declared or paid any cash dividends on its Common Stock since its formation and does not intend to declare or pay any cash dividends in the foreseeable future. The Company intends to retain future earnings, if any, to finance the development and expansion of its business. The payment of dividends, if any, is within the discretion of the Board of Directors and will depend on the Company's earnings, if any, its capital requirements and financial condition, and such other factors as the Board of Directors may consider. The Company currently does not have any restriction that limits its ability to pay dividends on its Common Stock or that is likely to do so in the foreseeable future.

(d) Recent Sales of Unregistered Securities

On January 31, 2000, the Company entered into a Stock Purchase Agreement with various shareholders of Nano World Colloid & Coating LLC ("Nano

World Colloid & Coating") pursuant to which the Company purchased all of the issued and outstanding stock of Nano World Colloid & Coating. In exchange, the Company agreed to deliver the sum of $500.00 and 5,000 shares of the Company's $.0001 par value common stock for each of the 1,000 Coating LLC shares. As such, the total consideration paid for all of the issued and outstanding shares of Coating LLC was $500,000 and 5,000,000 of the Company's $.0001 par value common stock. The shares were issued in reliance on the exemption from registration under the Securities Act of 1933, as amended (the "Securities Act"), provided by
Section 4(2) of the Securities Act.

During March and April 2000, the Company issued an aggregate of 5,000,000 shares of restricted common stock for aggregate proceeds of $2,500,000 to accredited investors at a price $0.50 per share. An additional 250,000 shares were issued by the Company as consideration for financing services rendered on behalf of the Company. All of such shares were issued in reliance on the exemption from registration under the Securities Act provided by Rule 506 of Regulation D and
Section 4(2) of the Securities Act.

Item 6.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following description of our financial condition and results of operations should be read in conjunction with the information included in this prospectus. The description contains forward-looking statements that involve risks and uncertainties. Our actual results could differ significantly from the results discussed in the forward-looking statements as a result of the risk factors set forth above and elsewhere in this prospectus.

Pursuant to the Coating LLC Agreement, the Company purchased the technology known as the Dynamic Thin Laminar Flow ("DTLF Method"). The DTLF Method was invented in 1997 with the goal of rendering monolayer preparations compatible with industrial standards. A patent on the DTLF Method was obtained in 1997 in Italy and subsequent patent applications have been filed in the United States and other countries. Our sole significant asset is the DTLF Method patent. We are engaged solely in research and development of the DTLF Method technology. We are not currently engaged in any commercial production or licensing of the DTLF Method technology. As a result, we have no revenue and expect to incur losses during the foreseeable future. The DTLF Method technology, and our ability to commence commercial exploitation of the patent, are subject to additional proof of process research and development. Given the foregoing status of our operations, we should be considered a high-risk startup technology concern, in our early and inchoate stages of development.

We are aware, and advise our shareholders and potential investors, that we are a high-risk venture with no ability to ensure the establishment of significant revenue streams, or enhancement of shareholder value.

Our objectives during the foreseeable future consist of the following:

1. Research, development and expansion of existing DTLF Method technology through the registration of patents for Company technology internationally, and through the registration of new patents to protect our intellectual property and work product.

We have formed two subsidiaries: Nano World (Canada) Incorporated, a Canadian Federal Company, and Centre de Recherche en Assemblage Nanomecanique Ltd., a company incorporated in the province of Quebec, wholly owned by Nano World (Canada). Through these entities, our management envisions that we will carry out basic and applied research and explore relationships with joint venture partners and licensees in Canada and elsewhere. To this end, NanoMecanique has established a research center in Trois-Rivieres, Quebec, headed by Dr. Gilles Picard, the inventor of the DTLF Method and a member of our Board of Directors.

Management is also in the process of forming an advisory board consisting of specialists in areas related to the technology proprietary to us, and will be guided by its recommendations, together with the recommendations of its financial and legal advisors.

2. Identification of potential joint ventures and/or licensees.

We are in the process of creating an Italian subsidiary that will have as its mandate the implementation of joint venture agreements in Europe, now under active negotiation by Management. Our European subsidiary is also expected to be responsible for bringing developed products to market in Europe.

3. Identification and engagement of additional management.

Given the early stages of development and the limit to resources anticipated to continue for the first and second quarters of fiscal 2000, management functions have been carried out to date and are expected to continue to be carried out in large measure by members of our Board of Directors as delegated by the Board as a whole. The Board plans to delegate to professional managers and assume more of a policy-making role subsequent to completion of the initial phases of start up development. We expect to complete such initial phase before calendar year-end 2000, however, there can be no assurance in this regard.

We have had nominal/insignificant revenue since the acquisition of our technology through our subsidiary Nano World Colloid & Coating, consisting entirely of interest on funds held in our accounts. No additional revenue is expected until commercial applications of proprietary technology are established, and joint ventures and/or license agreements are concluded and the benefits anticipated thereunder are realized. Such relationships are under active pursuit by our management, and initial partnership agreements are anticipated in the fall of 2000.

In the event that such relationships are formed in the short term, we are nevertheless conservative in our revenue forecasts and do not anticipate final product development and sales revenue from such a collaboration in the short to medium term.

Initially, revenues are expected to be derived from license agreements, but are not expected to be sufficient alone for us to sustain ourselves on the basis of such revenue, and further depletion of capital is therefore presumed in the short and medium term.

Our management forecasts that we may begin to receive a more sizeable revenue stream in the final quarter of 2002 based on product development plans, and discussions with potential joint venture partners and licensees. However, we can give no assurances that we will generate any such revenues.

To date, we have financed our development primarily through the sale of our common stock and have been dependent upon such outside sources of financing for continuation of our development. We believe that we have sufficient cash to satisfy our cash requirements through the end of October 2000, however, there can be no assurance in this regard. Without additional funding or collaboration, our ability to further our current development plans, and continue as a going concern, will be at serious risk without a significant reduction of expenditures and a related re-appraisal of operational plans, or a significant and, at present, unanticipated increase in revenue.

We plan to seek additional equity financing in the fall of 2000 following completion of start up tasks, which includes the completion of commercial prototype(s) for exploitation of the DTLF Method technology. There can be no assurance that such financing will be obtained. In the event that such initial tasks are not concluded successfully in the fall of 2000, a re-evaluation of our development and operational plans will be required as a result of limited capital and diminished ability to raise new funding.

Our current cash expenditure rate is approximately $50,000 per month, though additional one-time expenditures related to start up plans for the development of our technology are expected to continue to have a significant budget impact in our first fiscal quarter of May 1, 2000 through July 30, 2000, causing monthly expenditures to vary.

Further, in the event that joint venture agreements are concluded, we foresee an increase in expenditure rates in the short term, associated with a reduction in some areas of foreseen expenditure over the medium to long term, and a potential enhancement of our ability to obtain additional financing.

We have entered into negotiations with another company, and potential partner with respect to completing development of the technology for specialized applications. If such negotiations are successful, we would expect to see this agreement in place by the fall of 2000. We expect that additional capital will be required together with additional human resources to implement this anticipated development should it occur. While we are exploring such opportunities with confidence and optimism, negotiations with potential partners remain at a preliminary stage and no binding commitments have yet been executed.

Our capital requirements will depend on numerous factors, including the progress of our research and development, the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights, the economic impact of competing technologies and the timeliness of company developments, the costs of implementing and operating a marketing and licensing system in the medium to long term, and the terms of any new collaborative, licensing and other arrangements that we may establish.

Management has identified three principal inter-related risks that may have a material impact on us: (1) the inability to raise additional capital; (2) the inability to complete development of our technology; and (3) the inability to sustain ourselves on capital until a revenue stream is established, in the event of development delays.

In our management's view, raising additional capital is our major immediate risk. Closely associated is the risk that we may not be able to develop a working prototype in the short term, impeding both product development and crucial financing. We believe that another important risk for us is selecting the most appropriate applications and markets for our proprietary technology, given available resources and capital, and the urgency associated with bringing product to market before competitors.

If we are not successful in targeting our technology in the most suitable applications and markets initially, our current and anticipated capital will not enable us to generate positive cash flow in the long term, even in the event sufficient capital is raised to sustain us in the short to medium term.

Notwithstanding the caveats expressed above, and the challenges faced by us, we maintain confidence as to the viability and value of our proprietary technology. Our confidence has been bolstered by the enthusiasm expressed by potential collaborators in on-going negotiations.


RISK FACTORS

In addition to the other information in this report, the following factors should be carefully considered in evaluating our business and prospects.

RISKS RELATED TO THE COMPANY'S STAGE OF DEVELOPMENT AND BUSINESS MODEL.

LIMITED OPERATING HISTORY

We have a limited operating history upon which an evaluation of our prospects can be made. Our prospects must be considered speculative considering the risks, expenses and difficulties frequently encountered in the industry we anticipate engaging in. The marketing and sale of our proposed products and services involves significant risks, which a combination of experience, knowledge and careful evaluation may not be able to overcome. There can be no assurance that unanticipated problems will not occur which would result in material delays in our product marketing and development, or that our efforts will result in successful product commercialization. There can be no assurance that we will be able to achieve profitable operations.

THE DTLF METHOD IS NEW AND UNPROVEN

Should the DTLF Method not perform as we expect, our business, operating results and financial condition could be adversely affected. We believe that the DTLF Method is innovative. As such, the method could be considered untested. If the DTLF Method does not perform as we expect, our business, operating results and financial condition could be adversely affected.

FAILURE TO MANAGE GROWTH COULD HARM THE COMPANY

We expect to experience significant growth and expect such growth to continue for the foreseeable future. Our growth may place a significant strain on our management, financial, operating and technical resources. Failure to manage this growth effectively could have a material adverse effect on our financial condition or results of operations. Part of our business strategy may be to acquire assets that will complement our existing business. We are unable to predict whether or when any material transaction will be completed should negotiations commence. If we proceed with any such transaction, no assurance can be given that we can effectively integrate the acquired operations with our own operations. We may also seek to finance any such acquisition by debt financings or issuances of equity securities and there can be no assurance that any such financing will be available on acceptable terms or at all.

DEPENDENCE ON THIRD-PARTY PROVIDERS

We may become dependent upon various third parties for one or more significant services required for the marketing and development of our proposed products, which services will be provided to our business pursuant to agreements with such providers. Inasmuch as the capacity for certain services by certain third parties may be limited, our inability, for economic or other reasons, to continue to receive services from existing providers or to obtain similar products or services from additional providers could have a material adverse effect on our business.

UNPREDICTABILITY OF FUTURE REVENUES

Our results of operations may vary from period to period because of a variety of factors, including our research and development, our introduction of new products and services or our competitors, cost increases from third-party service providers, production interruptions, the availability and cost of industry service providers, changes in marketing and sales expenditures, acceptance of our products and services, competitive pricing pressures, and general economic and industry conditions that affect customer demand and preferences.

As with any relatively new business enterprise operating in a specialized and intensely competitive market, we are subject to many business risks which include, but are not limited to, unforeseen marketing, promotional and development expenses, unforeseen negative publicity, competition, product liability and lack of operating experience. Many of the risks may be unforeseeable or beyond our control. There can be no assurance that we will successfully implement our business plan in a timely or effective manner, or that we will be able to market and sell enough products and services to generate sufficient revenues and continue as a going concern.

POTENTIAL FLUCTUATIONS IN OPERATING RESULTS

As a result of our limited operating history as well as the innovativeness of the production procedure we anticipate acquiring, we have neither internal nor industry-based historical financial data for any significant period of time upon which to calculate anticipated operating expenses. We expect that our results of operations may also fluctuate significantly in the future as a result of a variety of factors, including, but not limited to, (i) demand for our proposed products and services; (ii) the introduction and acceptance of new or enhanced products or services by us or by our competitors; (iii) our ability to anticipate and effectively adapt to a developing market and to rapidly changing technologies; (iv) our ability to attract, retain and motivate qualified personnel; (v) initiation, renewal or expiration of significant contracts with our major clients; (vi) pricing changes by us or our competitors; (vii) specific economic conditions within the market we will be operating; and (viii) general economic conditions and other factors. Accordingly, future sales and operating results are difficult to forecast. Our expenses are based in part on our expectations as to future revenues and to a significant extent are relatively fixed, at least in the short-term. We may not be able to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. Accordingly, any significant shortfall in relation to our expectations would have an immediate adverse impact on our business, results of operations and financial condition. In addition, we may determine from time to time to make certain pricing or marketing decisions or acquisitions that could have a short-term material adverse effect on our business, results of operations and financial condition and may not result in the long-term benefits intended. Because of all of the foregoing factors, it is probable that in some future period our operating results may be less than the expectations of investors.

ABILITY TO IMPLEMENT OUR BUSINESS STRATEGIES

Implementation of our business strategies will depend in large part on our ability to (i) establish a significant number of customers and maintain favorable relationships with those customers; (ii) effectively introduce acceptable products and services to our customers; (iii) obtain adequate financing on favorable terms to fund our business strategies; (iv) maintain appropriate procedures, policies, and systems; (v) hire, train, and retain skilled employees; (vi) continue to operate with increasing competition; (vii) establish and maintain name recognition; and (viii) establish and maintain beneficial relationships with third-party service providers. Our inability to obtain or maintain any or all these factors could impair our ability to implement our business strategies successfully, which could have material adverse effect on our results of operations and financial condition.

GREATER COSTS THAN ANTICIPATED

We have used reasonable efforts to assess and predict costs and expenses. However, there can be no assurance that implementing our business plan may not require more employees, capital equipment, supplies or other expenditure items than management has predicted. Similarly, the cost of compensating additional management, employees and consultants or other operating costs may be more than our estimates, which could result in sustained losses.

FINANCIAL RISKS

FUTURE CAPITAL NEEDS AND UNCERTAINTY OF ADDITIONAL FUNDING

To achieve and maintain competitiveness of our products and services and to conduct costly development and marketing activities, we may need additional funds in the near future. Our anticipation of the time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary as a result of a number of factors, including those described in these Risk Factors and elsewhere in this Report.

We anticipate that we will need additional capital in order to develop, promote and market our products and services. Such additional capital may be received by public or private financings, as well as borrowings and other resources. To the extent that additional capital is received by the sale of equity or equity-related securities, the issuance of such securities could result in dilution to our stockholders, including holders of the Offered Shares. There can be no assurance that additional funding will be available on favorable terms and conditions, if at all. If adequate funds are not available, we may be required to curtail operations significantly or to obtain funds by entering into arrangements with collaborative partners or others that may require us to relinquish rights that we would not otherwise relinquish.

NO ASSURANCE OF REVENUE OR OPERATING PROFITS

There can be no assurance that we will be able to develop or maintain consistent revenue sources or that our operations will become profitable.

LIQUIDITY

We may require additional cash to implement our business strategies, including cash for (i) payment of increased operating expenses and (ii) additional implementation of those business strategies. No assurance can be given, however, that we will have access to additional funds in the future, or that additional funds will be available on acceptable terms and conditions to satisfy our cash requirements to implement our business strategies. Our inability to obtain acceptable financing could have a material adverse effect on our results of operations and financial conditions.

RISKS OF INTERNATIONAL SALES AND OPERATIONS

We anticipate that revenue from the sale of our products may be derived from customers located outside the United States. Additionally, a portion of our sales and operations could be subject to certain risks, including tariffs, and other barriers, currency exchange risks and exchange controls, potentially adverse tax consequences and the possibility of difficulty in accounts receivable collection. There can be no assurance that any of these factors will not have a material adverse effect on our business, financial condition and results of operations. Although we will monitor our exposure to currency fluctuations, there can be no assurance that exchange rate fluctuations will not have an adverse effect on our results of operations or financial condition. In the future, we could be required to sell our products in other currencies, which would make the management of currency fluctuations more difficult and expose our business to greater risks in this regard.

Our products will be subject to numerous foreign government standards and regulations that are continually being amended.
Although we will endeavor to satisfy foreign technical and regulatory standards, there can be no assurance that our products will comply with foreign government standards and regulations, or changes thereto, or that it will be cost effective for us to redesign our products to comply with such standards or regulations. Our inability to design or redesign products to comply with foreign standards could have a material adverse effect on our business, financial condition and results of operations.

RISKS RELATED TO SALES, MARKETING AND COMPETITION

DEPENDENCE ON NAME RECOGNITION

Our strategy for growth is substantially dependent upon our ability to market and promote our products successfully. Other companies, including those with substantially greater financial, marketing and sales resources, compete with us, and have the advantage of marketing products with existing production and distribution facilities. There can be no assurance that we will be able to market and promote our products on acceptable terms, or at all. Failure to market our products successfully could have a material adverse effect on our business, financial condition or results of operations.

We believe that our future success will, at least, be dependent partially on our ability to maintain and increase the name recognition of our products. Our inability to maintain and increase name recognition could have a material adverse impact on our business, financial condition or results of operations. There can be no assurance that our products or services will achieve significant acceptance by prospective customers, and that such acceptance, if achieved, will be sustained for any significant period or that production and distribution will be sufficient to permit the Company to recover start-up and other associated costs. Failure of our products to achieve or sustain acceptance by prospective customers could have a material adverse effect on the business, financial conditions and results of operations.

RISKS ASSOCIATED WITH BRAND DEVELOPMENT

We believe that establishing and maintaining the brand name of our products is critical to our efforts to attract and expand our customer base. Promotion and enhancement of products and services to be offered by us will depend significantly on our success in providing access to high-quality products and services, which success cannot be assured. In order to attract and retain customers and to promote and maintain products and services in response to significant competition, we may determine that it is necessary to increase substantially our financial commitment to creating and maintaining a loyalty among consumers. If we are unable to provide high-quality products and services or otherwise fail to promote and maintain the products offered by us, or if we incur excessive expenses in an attempt to expand the products and services to be offered by us, our business, operating results and financial condition will be materially and adversely affected.

Our promotion of our products may not be successful. The success of our products depends largely on our ability to provide high-quality products and services. If customers do not perceive our existing products and services to be of high-quality, or if we introduce new products and services or enter into new businesses that are not favorably perceived by customers, we may not be successful in promoting and maintaining our products or services. Any expansion of our operations creates a risk of confusing consumers and decreasing the value of our products. In order to attract and retain customers, and to promote the products and services to be offered by us, we may need to increase our budgets for products and services or otherwise substantially increase our financial commitment to establishing and maintaining loyalty for our products. If we are unable to establish our products or are forced to substantially increase our expenditures to promote our products, our business could be severely harmed.

We must establish and maintain distribution relationships to distribute our products. There is significant competition for relationships on favorable terms. We must continually attract customers. Our success may depend on our ability to attract and retain a large number of customers by delivering quality products and services. If we are unable to provide quality products and services that allow us to attract, retain and expand loyal customers who can spend significant amounts of money on our products, we will be unable to generate revenues or enter into the necessary relationships, and our revenues and operating results will be severely harmed. The products and services we will provide may not appeal to a sufficient number of consumers to generate significant revenues. Consumer choices and preferences change rapidly and we may not be able to anticipate, monitor and successfully respond to these changes to attract and retain a sufficient number of consumers for our products. If we are not able to respond adequately to changing consumer choices and preferences, our business, operating results and financial condition could be adversely affected.

COMPETITION

Although we believe that the market will provide opportunities for more than one supplier of products and services similar to those of ours, it is possible that a single supplier may dominate one or more market segments. If competition increases from these and other sources, we might have to respond to competitive pressures by implementing pricing, marketing and other programs, or seeking additional strategic alliances or acquisitions that may be less favorable than would otherwise be established or obtained. Any such response to competition could materially affect our business, results of operations and financial conditions. We also have significant competition from other manufacturers and distributors in international markets, including competition from United States-based competitors, in addition to companies that are already well established in foreign markets. Many of our existing competitors, in addition to a number of potential new competitors, have significantly greater financial, technical and marketing resources than us.

RISKS RELATED TO OPERATIONS

DEPENDENCE ON KEY PERSONNEL

Our future success will depend in part on the service of our key personnel and, additionally, our ability to identify, hire and retain additional qualified personnel. There is significant competition for qualified personnel for our business, and there can be no assurance that we will be able to continue to attract and retain such personnel necessary for the development of our business. Because of the significant competition, there can be no assurance that we will be successful in adding personnel as needed to satisfy our staffing requirements. Failure to attract and retain key personnel could have a material adverse effect on us. We do not maintain key person life insurance on any of our key personnel.

RELIANCE ON MANAGEMENT

We are, and will continue to be, dependant on the efforts and abilities of our senior management. The loss of various members of that management could have a material adverse effect on our business and our prospects. We believe that all commercially reasonable efforts have been made to minimize the risks attendant with the departure by key personnel from the service of the Company. There is no assurance, however, that upon the departure of senior management from the service of the Company that replacement personnel will cause the Company to operate profitably. All decisions regarding management of our affairs will be made exclusively by the officers and directors of the Company. Stockholders may not participate in the management of the Company and, therefore, are dependent upon the management abilities of the Company's officers and directors. The only assurance that the Company's stockholders have that the Company's officers and directors will not abuse their discretion in making decisions with respect to the Company's affairs and other business decisions is the fiduciary obligations and business integrity of those officers and directors. Accordingly, no person should purchase our Common Stock unless that person is willing to entrust all aspects of management of the Company to the Company's officers and directors, or their successors. Potential purchasers of our Common Stock must carefully evaluate the personal experience and business performance of the officers and directors of the Company. The Company's officers and directors may retain independent contractors to provide services to the Company. Those contractors have no fiduciary duty to the Company's stockholders and may not perform as expected. The Company does not maintain key person life insurance on any of its senior management.

PRODUCTS AND SERVICES

There can be no assurance that we will not experience difficulties that could delay or prevent the successful development, introduction or marketing of new or enhanced products and services, or that our new products and services will adequately satisfy the requirements of prospective customers and achieve significant acceptance by those customers. Because of certain market characteristics, including technologic change, changing customer needs, frequent new product and service introductions and evolving industry standards, the continued introduction of new products and services is critical. Delays in the introduction of new products and services may result in customer dissatisfaction and may delay or cause a loss of revenue. There can be no assurance that we will be successful in developing new products or services. Additionally, there can be no assurance that we will not experience difficulties that could delay or prevent the successful development, introduction and marketing of new or improved products and services, or that our new products and services will adequately satisfy the requirements of prospective customers and achieve acceptance by those customers. In addition, new or enhanced products and services introduced by us may contain undetected errors that require significant design modifications. This could result in a loss of customer confidence which could adversely affect the use of our products, which, in turn, could have a material adverse effect upon our business, results of operations or financial condition. If we are unable to develop and introduce new or improved products or services in a timely manner in response to changing market conditions or customer requirements, our business, operating results and financial condition will be materially adversely affected.

EXPERIENCE OF MANAGEMENT TO CONTROL COSTS

We have used reasonable efforts to assess and predict costs and expenses. However, we have no historical data upon which to base those predictions. Implementing our business plan may require more employees, equipment, supplies or other expenditure items than we have predicted. Similarly, the cost of compensating additional management, employees and consultants or other operating costs may be more than our estimates, which could result in sustained losses.

LACK OF EXPERIENCE

We have no experience in the sale and marketing of the products and services we anticipate we will manufacture and market. However, we believe that we can successfully attract consumers of the products and services we anticipate manufacturing and marketing. There can be no assurance that we will be able to establish sales, marketing and distribution capabilities or make arrangements with collaborators, licensees or others to perform such activities or that such efforts will be successful.

The development, manufacture and distribution of our products and services will involve a number of procedures and will require compliance with stringent quality control specifications imposed by the Company and various regulators. We may not be able to replace our proposed production capabilities quickly if we were unable to use either our equipment and facilities or those licensed from third parties, as a result of a fire, natural disaster (including an earthquake), equipment failure or other difficulty, or if that equipment and those facilities are deemed not in compliance with the various regulators' requirements and the non-compliance could not be rapidly corrected. Our inability or reduced capacity to develop and distribute our proposed products and services would have a material adverse effect on our business and results of operations.

We may enter into arrangements with various third-party service providers to increase our production capacities in order to satisfy requirements for our proposed products and services or to attempt to improve overall efficiency. If we determine that our best course is to contract for products and services and encounter delays or difficulties in establishing relationships with service providers to produce and distribute our proposed products and services, market introduction and subsequent sales of such proposed products and services and interest in our proposed products and services could be adversely affected. Additionally, contract service providers must also operate in compliance with the various regulators' requirements; and failure to do so could result in, among other things, the disruption of our production capabilities.

CONFLICTS OF INTEREST

The potential for conflicts of interest exists among the Company and affiliated persons for future business opportunities that may not be presented to the Company. The Company's officers and directors may engage in other activities. The Company's officers and directors may have conflicts of interests in allocating time, services, and functions between the other business ventures in which those persons may be or become involved. The Company's officers and directors, however, believe that we will have sufficient staff, consultants, employees, agents, contractors, and managers to adequately conduct our business.

UNINSURED LOSS; ACTS OF GOD

We may, but are not required to, maintain comprehensive liability and other business insurance of the types customarily carried by similar businesses. There are certain types of extraordinary occurrences, however, which may be either uninsurable or not economically insurable. For example, in the event of a major earthquake, our computer systems could be rendered inoperable for protracted periods of time, which would adversely affect our financial condition. In the event of a major civil disturbance, our operations could be adversely affected. Should such an uninsured loss occur, we could lose significant revenues and financial opportunities in amounts which would not be partially or fully compensated by insurance proceeds.

RISKS RELATED TO GOVERNMENT REGULATION AND INTELLECTUAL PROPERTY

GOVERNMENT REGULATION AND LEGAL UNCERTAINTIES

We are not currently subject to direct regulation by any government agency in the United States, other than regulations applicable to businesses generally. Our efforts to sell products and services may expose us to product liability claims. We have little experience in the sale of products and the development of relationships with manufacturers or suppliers of these products. Persons who purchase products may sue us if any of the products purchased from us are defective, fail to perform properly or injure the user. Liability claims could require us to spend significant time and money in litigation or to pay significant damages. As a result, any such claims, whether or not successful, could severely harm our business.

Our success and ability to compete may be significantly dependent on our proprietary information. We anticipate that we will rely exclusively on copyright law to protect our proprietary information. Although we will actively take action to protect our proprietary information, that action may not be adequate to prevent the infringement or misappropriation of our proprietary information. Infringement or misappropriation of our proprietary information could materially harm our business. We may be required to obtain licenses from others to refine, develop, market and deliver new products. We cannot make assurances that we will be able to obtain any such licenses on commercially reasonable terms or at all, or that rights granted pursuant to any licenses will be valid and enforceable.

RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS AND EXPANSION

A significant part of our strategy is to develop our products and services in international markets. There can be no assurance that we will be able to market and distribute our products and services in foreign markets successfully. In addition to the uncertainty as to our ability to generate revenues from foreign operations, there are certain risks inherent in doing business internationally, such as unexpected changes in regulatory requirements, export restrictions, trade barriers, difficulties in staffing and managing foreign operations, longer payment cycles, problems in collecting accounts receivable, political instability, fluctuations in currency exchange rates, software piracy, seasonal reductions in business activity in certain other parts of the world and potentially adverse tax consequences, which could adversely impact the success of our international operations. There can be no assurance that one or more of such factors will not have a material adverse effect on our potential future international operations and, consequently, on our business, operating results and financial condition. In order to attract and retain more customers, we plan to increase our expenditures for sales and marketing, product development, technology and infrastructure significantly. Many of these expenditures are planned or committed in advance and in anticipation of future revenues. If our revenues in a particular period are less than it anticipates, we may be unable to reduce spending in that period. As a result, any shortfall in revenues would probably adversely affect our operating results for that period.

LIABILITY FOR SERVICES

There can be no assurance that third parties will not, in the future, claim infringement by us with respect to current or future products, trademarks or other proprietary rights, or that we will not counterclaim against any such parties in such claims. Any such claims or counterclaims could be time-consuming, result in costly litigation, cause product release delays, require us to redesign or reproduce our products or require us to enter into royalty or licensing agreements, any of which could have a material adverse effect upon our business, operating results and financial condition. Such royalty or licensing agreements, if required, may not be available on terms acceptable to us, or at all.

LICENSES AND CONSENTS

The utilization or other exploitation of the products and services developed by us may require us to obtain licenses or consents from government regulatory agencies or from the producers or other holders of patents, copyrights or other similar rights relating to our products and services. In the event we are unable, if so required, to obtain any necessary licenses or consents on terms and conditions which we consider to be reasonable, we may be required to stop developing, utilizing, or exploiting products and services affected by government regulation or by patents, copyrights or similar rights. In the event we are challenged by a government regulatory agency, or by the holders of patents, copyrights or other similar rights, there can be no assurance that we will have the financial or other resources to defend any resulting legal action, which could be significant.

We may rely on certain proprietary technologies, trade secrets, and know-how that are not patentable. Although we may take options to protect our unpatented trade secrets, our technology and our proprietary information, in part, by the use of confidentiality agreements with our employees, consultants and certain of our contractors, there can be no assurance that (i) these agreements will not be breached, (ii) we would have adequate remedies for any breach; or (iii) our proprietary trade secrets and know-how will not otherwise become known or be independently developed or discovered by competitors. There is also no assurance that our actions will be sufficient to prevent imitation or duplication of our products and services by others or prevent others from claiming violations of their trade secrets and proprietary rights.

HAZARDOUS MATERIALS; ENVIRONMENTAL MATTERS

Our proposed production processes will subject us to various laws and regulations governing the use, manufacture, storage, handling, and disposal of hazardous materials and certain waste products. The risk of accidental contamination or injury from hazardous materials cannot be completely eliminated. In the event of such an accident, we could be held liable for any damages that result and any such liability could exceed our financial resources. In addition, there can be no assurance that, in the future, we will not be required to incur significant costs to comply with environmental laws and regulations relating to hazardous materials. We may be subject to various laws and regulations governing the use, storage, handling and disposal of such materials and certain waste products. Although we believe that we will be able to institute the necessary safety procedures for handling and disposing of such materials and comply with the standards prescribed by such laws and regulations, the risk of accidental contamination or injury from these materials cannot be completely eliminated. In the event of such an accident, we could be held liable for any damages that result, and any such liability could exceed our resources. There can be no assurance that we will not be required to incur significant costs to comply with current or future environmental laws and regulations nor that our operations, business or assets will not be materially or adversely affected by current or future environmental laws or regulations.

GENERAL RISKS

LIMITATION ON LIABILITY OF OUR OFFICERS AND DIRECTORS

Article VII of our Certificate of Incorporation includes a provision eliminating or limiting the personal liability of our officers and directors to the Company and its shareholders for damages for breach of fiduciary duty as a director or officer. Accordingly, our officers and directors may have no liability to our shareholders for any mistakes or errors of judgment or for any act of omission, unless such act or omission involves intentional misconduct, fraud, or a knowing violation of law or results in unlawful distributions to our shareholders.

SPECULATIVE INVESTMENT AND POSSIBLE LOSS OF ENTIRE INVESTMENT.

A purchase of our shares of Common Stock is significantly speculative and involves significant risks, and our Common Stock should not be purchased by any person who cannot afford the loss of his or her entire purchase price for our Common Stock. Our Common Stock would be "unsuitable" for a person who cannot afford to lose his or her entire purchase price for the Common Stock. Our business objectives must also be considered speculative, and there is no assurance we will satisfy those objectives. No assurance can be given that the purchasers of our Common Stock will realize a substantial return on their purchase of our Common Stock, or any return whatsoever, or the purchasers of our Common Stock will not lose their investments in the Company completely. For this reason, each prospective purchaser should read this Report and all exhibits to this Report carefully and should consult with that purchaser's attorney, business advisor, or investment advisor.

LOSS ON DISSOLUTION OF THE COMPANY

In the event of dissolution of the Company, the proceeds realized from the liquidation of the Company's assets, if any, will be distributed to our shareholders only after satisfaction of claims of our creditors. The ability of our stockholders to recover all or any portion of his or her purchase price for our Common Stock in that event will depend on the amount of funds realized and the claims to be satisfied therefrom.

PENNY STOCK REGULATION

The Securities and Exchange Commission ("Commission") has adopted rules that regulate broker-dealer practices in connection with transactions in "penny stocks". Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, deliver a standardized risk disclosure document prepared by the Commission, which specifies information about penny stocks and the nature and significance of risks of the penny stock market. The broker-dealer also must provide the customer with bid and offer quotations for the penny stock, the compensation of the broker-dealer and our salesperson in the transaction, and monthly account statements indicating the market value of each penny stock held in the customer's account. In addition, the penny stock rules require that, prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for a stock that becomes subject to the penny stock rules. If any of the Company's securities becomes subject to the penny stock rules, holders of those securities may have difficulty selling those securities.

NO CUMULATIVE VOTING

The Company's governing documents do not allow for the cumulative voting of shares of the Company's $.0001 par value common stock for the election of directors of the Company, which could minimize the voting power of the Company's minority stockholders. Briefly, cumulative voting allows a shareholder to accumulate the number of votes he or she would be permitted to cast in favor of or against all directors and vote them for or against a single director or in any manner he or she chooses. When cumulative voting is permitted, a stockholder is entitled to cast all votes for a single director or to distribute them among any two or more directors as he or she may determine. An approximate measure of the minimum number of votes a stockholder must have to elect a target number of directors by cumulating ins or her votes can be determined by multiplying the total number of shares of the Company's $ .0001 par value common stock by a number equal to the total number of directors, dividing this by a number equal to the total number of directors to be elected plus one, and adding one to the result.

Although cumulative voting is intended to provide minority stockholders with an opportunity to elect directors, it does not provide a guarantee of minority representation.

NO FORESEEABLE DIVIDENDS

We do not anticipate paying dividends on our common stock in the foreseeable future; but, rather, we plan to retain earnings, if any, for the operation and expansion of our business.

RECEIPT OF COMPENSATION REGARDLESS OF PROFITABILITY

The Company's officers, directors, and employees are entitled to receive significant compensation, payments and reimbursements, regardless of whether the Company operates at a profit or a loss. The Company's Bylaws provide that directors shall receive no compensation for their services as directors. However, any compensation received by officers, the Company's management personnel, and directors if earned in a capacity other than director will be determined from time to time by the Company's Board of Directors. Officers, directors and management personnel of the Company will be reimbursed for any out-of-pocket expenses incurred on the Company's behalf.

ILLIQUIDITY OF INVESTMENT

Holders of shares of our Common Stock will have no right to present their shares of the Company for repurchase. Purchasers of our Common Stock who wish to terminate their investment in the Company must rely solely upon their ability to sell or otherwise transfer their Common Stock, subject to applicable securities laws. Consequently, the purchase of our Common Stock should be considered only a long-term investment.

SECURITIES MARKET FACTORS

The Company's common stock is currently quoted on the OTC Bulletin Board under the symbol "NAPH". The market price for those securities may be significantly affected by such factors as our financial results and introduction of new products and services. Additionally, in recent years, the stock market has experienced a significant level of price and volume volatility and market prices for many companies, and such companies have experienced significant price fluctuations not necessarily related to the operating performance of such companies. In the event a significant market for our securities develops, the market price for our securities may be affected by general stock market volatility.

FORWARD-LOOKING STATEMENTS

This Report contains forward-looking statements that involve risks and uncertainties. These statements relate to future events or the Company's future financial performance. In some cases, investors can identify forward-looking statements by terminology such as "could," "may," "will," "should," "expect," "plan," "anticipate," "believe," "estimate," "predict," "potential" or

"continue," the negative of such terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially. In evaluating these statements, investors should specifically consider various factors, including the risks described above and in other parts of this Report. These factors may cause the Company's actual results to differ materially from any forward-looking statement. Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither the Company nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements. The Company is under no duty to update any of the forward- looking statements after the date of this Report to conform them to actual results or to changes in the Company's expectations.

Item 7.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements of the company are included herein, commencing on page F-1 hereof.

Item 8.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

Item 9.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH
SECTION 16(a) OF THE EXCHANGE ACT

(a)  The Company's executive officers and directors are as follows:


Name                          Age       Position
----                          ---       --------
David L. Hunter               46        Chief Executive Officer, President and
                                        Director
Battistino Fornero            53        Executive Vice President and Director
John Andrew A. Cochrane       33        Director
Robert Papalia                55        Director
Dr. Gilles Picard             47        Vice-President and Director

David L. Hunter has been Chief Executive Officer, President and director of the Company since April 10, 2000. Mr. Hunter was a Registered Representative at Thompson Kernaghan Stock Brokerage in Vancouver, British Columbia from May 1999 until the end of March, 2000. He was also a Registered Representative at Dominick and Dominick in Vancouver from March 1997 until April 1999. In 1996 he acted as President and CEO of Claire Corp. in Arizona. From August 1992 until December 1995 he was a Registered Rep at Canacord Capital Corp. in Vancouver. Mr. Hunter graduated from Langara College in 1975.

Battistino Fornero has been Executive Vice-President and Director of the Company since March 27th, 2000. Since 1971, Mr. Fornero has been a self-practicing surveyor. Mr. Fornero graduated from the University of Turin in 1971.

John Andrew A. Cochrane has been a director, and treasurer and secretary of the Company since April 17th, 2000. Since 1999, Mr. Cochrane has been self-employed as a barrister & solicitor practicing corporate and commercial law in Vancouver, British Columbia. Prior to this, Mr. Cochrane was an associate at several Vancouver law firms practicing civil and criminal litigation. Mr. Cochrane obtained his Bachelor of Arts in Philosophy (1st class standing) from Dalhousie University in 1990 and his Bachelor of Laws from Dalhousie University in 1993. Mr. Cochrane has been a member of the Bar of British Columbia since September, 1994.

Robert Papalia has been a director of the Company since April 17, 2000. Mr. Papalia is President and Chief Executive Officer of Metals Research Group, a mining business, and has been since 1975. In 1996 he became a Director and Chief Operating Officer of PacRim Information Systems, Inc., and such through the present. Since 1975 he has been a director at Metals Research S.A., a financial institution, and International Metals Research Management, a mining management company, and continues being director for both companies through the present. Since 1988 Mr. Papalia has been a director of Pantorini Corporation, a financial business, and since 1970 he has been a director of Pyramid Trust Corporation, a private merchant bank. Mr. Papalia was Assistant Governor of the U.S.-Italian Chamber of Commerce, in Milan, Italy from 1980 until 1982 and was Special Assistant to Loris Fortuna, Vice-President of Italy and Member of Parliament, from 1980 until 1984.

Dr. Gilles Picard has been a Research Associate in an exploratory research program focusing on the development of protein 2-D crystals at Tsukuba Science City in Japan from 1992-1994. Dr. Picard obtained his Ph.D. in biophysics at Trois-Rivieres (Quebec) Canada in 1990 and made post-doctoral studies at the University of Montreal, and Syracuse University in New York. Both studies concentrated on holography of bi-layer lipid membranes. Dr. Picard has published articles extensively in leading publications related to monolayers and colloidal chemistry. Dr. Picard was appointed a Director of the Company on May 1, 2000.

All of the above directors hold office until the next annual meeting of the stockholders and until their successors have been duly elected and qualified. All of the above executive officers were elected by and serve at the direction of the Board of Directors of the Company. All of the officers serve at the discretion of the Board of Directors. There are no family relationships among the directors, executive officers or key personnel.

(b) Section 16(a) Beneficial Ownership Reporting Compliance

Based solely upon a review Forms 3,4 and 5 furnished to the Company, the Company does not believe that any director, officer or beneficial owner of more than 10% of any class of the Company's equity securities failed to file on a timely basis, reports required by Section 16(a) of the Securities Exchange Act of 1934 during the last fiscal year.

Item 10.

EXECUTIVE COMPENSATION

None of our executive officers have received any remuneration for their services as officers of the Company in the fiscal year ending April 30, 2000.

We do not currently have a stock option plan or long term incentive plan.

DIRECTORS' COMPENSATION

None of our directors receive cash compensation, however, directors receive expense reimbursement for services provided as a director, including attendance at meetings of the Board of Directors or at meetings of committees of the Board of Directors of which they are members.

Employment Contracts with Key Employees

The Company currently is a party to five employment contract with the following executive officers: Dr. Gilles Picard, Jean Beliveau, Giorgio Marinoni, Rosario Cutri, and Piermaria G. Travaglia.

Employment Contract of Dr. Gilles Picard

On March 23, 2000, we entered into an employment agreement with Dr. Gilles Picard to act as the Company's Chair of the Scientific Advisory Board and Vice President of Research & Development, commencing on April 1, 2000 for an indefinite term (the "Picard Agreement"). Pursuant to the Picard Agreement, Dr. Picard agreed to devote his business and professional time and efforts to our business as an executive officer. The Employment Agreement provides that Dr. Picard shall receive a base salary at an annual rate of $65,000. Pursuant to the Employment Agreement, Dr. Picard has the right to participate in our option incentive program once it is initiated on terms as we and Dr. Picard may agree.

Pursuant to the Picard Agreement, both parties agreed that Dr. Picard shall assign to us any interest in any intellectual property created by him in his employ and that we can waive assignment of any created intellectual property.

Dr. Picard acknowledged that all information he acquires or is exposed to is confidential and our exclusive property, that he will not disclose any of our confidential information to any third party unless permitted by an officer of the Company or if it is required by law, and that he will not, without time limitation, disclose any of our confidential information after his employment with us terminates.

Pursuant to the Picard Agreement, Dr. Picard promises that during his employment, and for five years after termination of his employment, he will not engage in any competitive enterprise, or attempt to solicit the business of any customer of ours who has been a customer at any time within 36 months preceding the date of his termination, or attempt to request or influence any employee to terminate his employment.

If Dr. Picard is offered a position which would cause him to be in breach of the non-compete provisions of the Picard Agreement, we will pay the lesser of his salary until the end of the post-termination non-competition period or the amount of his financial loss suffered by declining the offer, provided that he makes written application to us within seven days of the offer to be released from the non-compete provisions and we refuse to release him.

The Picard Agreement can be terminated by:

   .  12 weeks' notice to us;

   . one month's notice to Dr. Picard for each year of service, or payment in lie thereof, in which case Dr. Picard is free to seek other employment. Should he obtain other employment prior to the end of the notice period, our obligations shall cease as of the date his other employment is obtained; and

   . by us for cause, including material breach of the provisions of the Picard Agreement, and conviction of Dr. Picard of a criminal offense punishable by indictment.

Employment Contract of Giorgio Marinoni

On March 31, 2000, we entered into an employment agreement with Giorgio Marinoni to act as the Company's Vice President of Engineering, commencing on April 1, 2000 for an indefinite term (the "Marinoni Agreement"). Pursuant to the Marinoni Agreement, Mr. Marinoni agreed to devote his business and professional time and efforts to our business as an executive officer. The Marinoni Agreement provides that Mr. Marinoni shall receive a base salary at an annual rate of $30,000. Pursuant to the Marinoni Agreement, Mr. Marinoni has the right to participate in our option incentive program once it is initiated on terms as we and Mr. Marinoni may agree.

Pursuant to the Marinoni Agreement, both parties agreed that Mr. Marinoni shall assign to us any interest in any intellectual property created by him in his employ and that we can waive assignment of any created intellectual property.

Mr. Marinoni acknowledged that all information he acquires or is exposed to is confidential and our exclusive property, that he will not disclose any of our confidential information to any third party unless permitted by an officer of the Company or if it is required by law, and that he will not, without time limitation, disclose any of our confidential information after his employment with us terminates.

Pursuant to the Marinoni Agreement, Mr. Marinoni promises that during his employment, and for five years after termination of his employment, he will not engage in any competitive enterprise, or attempt to solicit the business of any customer of ours who has been a customer at any time within 36 months preceding the date of his termination, or attempt to request or influence any employee to terminate his employment.

If Mr. Marinoni is offered a position which would cause him to be in breach of the non-compete provisions of the Marinoni Agreement, we will pay the lesser of his salary until the end of the post-termination non-competition period or the amount of his financial loss suffered by declining the offer, provided that he makes written application to us within seven days of the offer to be released from the non-compete provisions and we refuse to release him.

The Marinoni Agreement can be terminated by:

   .  12 weeks' notice to us;

   . one month's notice to Mr. Marinoni for each year of service, or payment in lie thereof, in which case Mr. Marinoni is free to seek other employment. Should he obtain other employment prior to the end of the notice period, our obligations shall cease as of the date his other employment is obtained; and

   . by us for cause, including material breach of the provisions of the Marinoni Agreement, and conviction of Mr. Marinoni of a criminal offense punishable by indictment.

Employment Contract of Rosario Cutri

On March 31, 2000, we entered into an employment agreement with Rosario Cutri to act as the Company's Vice President of Operations in Europe and Coordinator of European Operations, commencing on April 1, 2000 for an indefinite term (the "Cutri Agreement"). Pursuant to the Cutri Agreement, Mr. Cutri agreed to devote his business and professional time and efforts to our business as an executive officer. The Cutri Agreement provides that Cutri shall receive a base salary at an annual rate of $30,000. Pursuant to the Cutri Agreement, Mr. Cutri has the right to participate in our option incentive program once it is initiated on terms as we and Mr. Cutri may agree.

Pursuant to the Cutri Agreement, both parties agreed that Mr. Cutri shall assign to us any interest in any intellectual property created by him in his employ and that we can waive assignment of any created intellectual property.

Mr. Cutri acknowledged that all information he acquires or is exposed to is confidential and our exclusive property, that he will not disclose any of our confidential information to any third party unless permitted by an officer of the Company or if it is required by law, and that he will not, without time limitation, disclose any of our confidential information after his employment with us terminates.

Pursuant to the Cutri Agreement, Mr. Cutri promises that during his employment, and for five years after termination of his employment, he will not engage in any competitive enterprise, or attempt to solicit the business of any customer of ours who has been a customer at any time within 36 months preceding the date of his termination, or attempt to request or influence any employee to terminate his employment.

If Mr. Cutri is offered a position which would cause him to be in breach of the non-compete provisions of the Employment Agreement, we will pay the lesser of his salary until the end of the post-termination non-competition period or the amount of his financial loss suffered by declining the offer, provided that he makes written application to us within seven days of the offer to be released from the non-compete provisions and we refuse to release him.

The Cutri Agreement can be terminated by:

   .  12 weeks' notice to us;

   . one month's notice to Mr. Cutri for each year of service, or payment in lie thereof, in which case Mr. Cutri is free to seek other employment. Should he obtain other employment prior to the end of the notice period, our obligations shall cease as of the date his other employment is obtained; and

   . by us for cause, including material breach of the provisions of the Cutri Agreement, and conviction of Mr. Cutri of a criminal offense punishable by indictment.

Employment Contract of Piermaria G. Travaglia

On March 31, 2000, we entered into an employment agreement with Piermaria G. Travaglia to act as the Company's Financial and Administrative Advisor, reporting to the Vice President of Operations, commencing on April 1, 2000 for an indefinite term (the "Travaglia Agreement"). Pursuant to the Travaglia Agreement, Mr. Travaglia agreed to devote his business and professional time and efforts to our business as an executive officer. The Travaglia Agreement provides that Mr. Travaglia shall receive a base salary at an annual rate of $40,000. Pursuant to the Travaglia Agreement, Mr. Travaglia has the right to participate in our option incentive program once it is initiated on terms as we and Mr. Travaglia may agree.

Pursuant to the Travaglia Agreement, both parties agreed that Mr. Travaglia shall assign to us any interest in any intellectual property created by him in his employ and that we can waive assignment of any created intellectual property.

Mr. Travaglia acknowledged that all information he acquires or is exposed to is confidential and our exclusive property, that he will not disclose any of our confidential information to any third party unless permitted by an officer of the Company or if it is required by law, and that he will not, without time limitation, disclose any of our confidential information after his employment with us terminates.

Pursuant to the Travaglia Agreement, Mr. Travaglia promises that during his employment, and for five years after termination of his employment, he will not engage in any competitive enterprise, or attempt to solicit the business of any customer of ours who has been a customer at any time within 36 months preceding the date of his termination, or attempt to request or influence any employee to terminate his employment.

If Mr. Travaglia is offered a position which would cause him to be in breach of the non-compete provisions of the Travaglia Agreement, we will pay the lesser of his salary until the end of the post-termination non-competition period or the amount of his financial loss suffered by declining the offer, provided that he makes written application to us within seven days of the offer to be released from the non-compete provisions and we refuse to release him.

The Travaglia Agreement can be terminated by:

   .  12 weeks' notice to us;

   . one month's notice to Mr. Travaglia for each year of service, or payment in lie thereof, in which case Mr. Travaglia is free to seek other employment. Should he obtain other employment prior to the end of the notice period, our obligations shall cease as of the date his other employment is obtained; and

   . by us for cause, including material breach of the provisions of the Employment Agreement, and conviction of Mr. Travaglia of a criminal offense punishable by indictment.

Employment Contract of Jean Beliveau

On March 22, 2000, we entered into an employment agreement with Jean Beliveau to act as the Company's Chief of Chemistry, commencing on April 1, 2000 for an indefinite term (the "Beliveau Agreement"). Pursuant to the Beliveau Agreement,

Mr. Beliveau agreed to devote his business and professional time and efforts to our business as an executive officer. The Beliveau Agreement provides that Mr. Beliveau shall receive a base salary at an annual rate of $65,000. Pursuant to the Beliveau Agreement, Mr. Beliveau has the right to participate in our option incentive program once it is initiated on terms as we and Mr. Beliveau may agree.

Pursuant to the Beliveau Agreement, both parties agreed that Mr. Beliveau shall assign to us any interest in any intellectual property created by him in his employ and that we can waive assignment of any created intellectual property.

Mr. Beliveau acknowledged that all information he acquires or is exposed to is confidential and our exclusive property, that he will not disclose any of our confidential information to any third party unless permitted by an officer of the Company or if it is required by law, and that he will not, without time limitation, disclose any of our confidential information after his employment with us terminates.

Pursuant to the Beliveau Agreement, Mr. Beliveau promises that during his employment, and for five years after termination of his employment, he will not engage in any competitive enterprise, or attempt to solicit the business of any customer of ours who has been a customer at any time within 36 months preceding the date of his termination, or attempt to request or influence any employee to terminate his employment.

If Mr. Beliveau is offered a position which would cause him to be in breach of the non-compete provisions of the Beliveau Agreement, we will pay the lesser of his salary until the end of the post-termination non-competition period or the amount of his financial loss suffered by declining the offer, provided that he makes written application to us within seven days of the offer to be released from the non-compete provisions and we refuse to release him.

The Beliveau Agreement can be terminated by:

   .  12 weeks' notice to us;

   . one month's notice to Mr. Beliveau for each year of service, or payment in lieu thereof, in which case Mr. Beliveau is free to seek other employment. Should he obtain other employment prior to the end of the notice period, our obligations shall cease as of the date his other employment is obtained; and

   . by us for cause, including material breach of the provisions of the Employment Agreement, and conviction of Mr. Travaglia of a criminal offense punishable by indictment.

Item 11.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information as of July 31, 2000, regarding the ownership of Common Stock by (i) each person known by the Company to own beneficially more than 5% of each class of outstanding Common Stock, (ii) each director and executive officer of the Company and (iii) all directors and executive officers as a group. The amounts and percentages of common stock beneficially owned are reported on the basis of regulations of the Securities and Exchange Commission governing the determination of beneficial ownership of securities. Under the rules of the Commission, a person is deemed to be a

"beneficial owner" of a security if that person has or shares "voting power," which includes the power to vote or to direct the voting of such security, or "investment power," which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days. Under these rules, more than one person may be deemed a beneficial owner of the same securities and a person may be deemed to be a beneficial owner of securities as to which such person has no economic interest.


Name and Address of           Number of Shares       Percentage of Shares
Beneficial owned (1)          Beneficially owned     Beneficially owned (2)
--------------------          ------------------     ----------------------

David Hunter(3)                          400,000                        2.2
Battistino Fornero (4)                 1,750,000                        9.5
Andrew Cochrane  (5)                           0                          0
Robert Papalia (6)                       300,000                        1.6
Dr. Giles Picard (7)                     250,000                        1.4
All Directors and Executive
Officers (8)                           2,700,000                       14.7



(1) The address for all beneficial owners is c/o Nano World Projects Corporation, 11715 North Creek Parkway, South Bothell, WA 98011. Except as indicated in the footnotes to this table and pursuant to applicable community property laws, the beneficial owners have sole voting and investment power with respect to all shares of Company common stock set forth opposite their names.

(2) Percentage of the Company's common stock shares beneficially owned is based upon 18,377,748 shares of common stock outstanding as of July 25, 2000.

(3) Mr. Hunter is President and a Director of the Company. Members of Mr. Hunter's family own, in aggregate, 250,000 shares of Company common stock. Mr. Hunter disclaims any beneficial ownership in such shares.

(4) Mr. Fornero is Executive Vice-President and a Director of the Company. Includes 500,000 shares held by Las Mariposa Corporation. Includes 500,000 shares held by Carina Management Ltd. Includes 500,000 shares held by Oceanic Enterprises Ltd. Includes 200,000 shares held by Rosa Maria Alvarez Lopez.

(5) Mr. Cochrane is a Director of the Company.

(6) Mr. Papalia is a Director of the Company. Includes 300,000 shares held by his spouse and of which she is indirectly a beneficial owner.

(7) Dr. Gilles Picard is a Vice-President and Director of the Company.

(8) Includes 7 persons as a group, including 250,000 shares of Company common stock owned by members of Mr. Hunter's family as to which Mr. Hunter disclaims beneficial ownership in such shares, and 500,000 shares of Company common stock held by Las Mariposa Corporation, 500,000 shares of Company common stock held by Carina Management Ltd., 500,000 shares of Company common stock held by Oceanic Enterprises Ltd. and 200,000 shares of Company common stock held by Rosa Maria Alvarez Lopez.

Item 12.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Donald P. Caron, and Richard D. Caron, former directors and officers of the Company, were directors and officers of Western America Mineral Resource Fund Inc. ("Western") and controlled 100% of the issued and outstanding shares of Western at the time that the Company entered into the Stock Acquisition Agreement and Plan of Reorganization ("Agreement") with Baycove Investments Ltd. and Western in March of 1999, whereby Western, controlled by Donald and Richard Caron, sold 94% of the Company's issued and outstanding common stock to twenty separate shareholders for a total consideration of US$325,000. In return, Western was to forgive all debt owed to Western and its affiliates by the Company. The Company entered into a service agreement with an affiliated company of Richard and Donald Caron, former officers and directors of the Company. The agreement related to services provided by the affiliated company in order to keep the Company current with all its SEC filings. The affiliated company was paid $125,850.00 under this agreement. The Company paid general and administrative expenses of $55,250.00 in 1999 (1998-$60,000.00) to companies controlled by Richard and Donald Caron.

On January 31, 2000, the Company entered into a Stock Purchase Agreement ("Agreement") with all of the shareholders ("Selling Shareholders") of Nano World Colloid & Coating LLC ("Coating LLC"), a corporation incorporated under the laws of the state of Wyoming. Pursuant to the terms of the Coating LLC Agreement, we purchased from the Selling Shareholders 1,000 shares, representing 100% of the issued and outstanding shares of Coating LLC. In exchange, we agreed to deliver to each Selling Shareholder the sum of $500.00 and 5,000 shares of the Company's $ .0001 par value common stock for each Coating LLC share. As such, the total consideration paid for all of the issued and outstanding shares of Coating LLC was $500,000 and 5,000,000 of the Company's $.0001 par value common stock. The purchase price was paid by the delivery of a 180-day promissory note in the amount of $500,000 and the delivery of share certificates representing the 5,000,000 shares to an agent acting on behalf of the Selling Shareholders. Messrs. Marinoni, Picard and Fornero current directors of the Company, were among the Selling Shareholders of Coating LLC.

Item 13.

EXHIBITS, FINANCIAL STATEMENTS AND REPORTS ON FORM 8-K

(a)(1)   FINANCIAL STATEMENTS.

The following financial statements are included in Part II, Item 7:

Index to Financial Statements                                F-

Report of Independent Certified Public Accountants           F-

Balance Sheet                                                F-

Statement of Operations                                      F-

Statement of  Stockholders' Equity                           F-

Statement of Cash Flows                                      F-

Notes to Financial Statements                                F-


(a)(2)   EXHIBITS

   2 Stock Purchase Agreement between Breccia International Minerals Ltd. and Nano World Colloid & Coating, LLC and its Selling Shareholders, as filed with the Commission as Exhibit 2 to Nano World Project Corporation's Form 8-K filed on March 3, 2000, is incorporated by reference.
3.1 (a) Restated Certificate of Incorporation of Certificate of Incorporation
3.1 (b) Certificate of Amendment of Articles of Incorporation of Breccia International Minerals Inc.
3.2  By-laws of Breccia International Minerals Inc.
10.1 Employment Agreement of Dr. Gilles Picard
10.2 Employment Agreement of Giorgio Marinoni
10.3 Employment Agreement of Rosario Cutri
10.4 Employment Agreement of Piermaria G. Travaglia
10.5 Employment Agreement of Jean Beliveau
21   Subsidiaries of registrant


(b)   REPORTS ON FORM 8-K

The Company filed the following report on Form 8-K during the fourth quarter of fiscal year ended April 30, 2000:

Form 8-K dated February 29, 2000 relating to the acquisition of all the outstanding stock of Nano World Colloid & Coating LLC.

                  Nano World Projects Corporation
                  (formerly Breccia International Minerals Inc.)
                  (a development stage company)
                  Consolidated Financial Statements
                  For the years ended April 30, 2000 and 1999

Nano World Projects Corporation
(a development stage company)
Consolidated Financial Statements
For the years ended April 30, 2000 and 1999



                                                                        Contents
================================================================================
Auditors' Report                                                            F-2

Comments by Auditors for U.S. Readers
  on Canada - U.S. Reporting Difference                                     F-3

Consolidated Financial Statements

  Consolidated Balance Sheets                                               F-4

  Consolidated Statements of Deficit                                        F-5

  Consolidated Statements of Operations                                     F-6

  Consolidated Statements of Cash Flows                                     F-7

  Summary of Significant Accounting Policies                                F-8

  Notes to Consolidated Financial Statements                                F-11

================================================================================
                                                                Auditors' Report
--------------------------------------------------------------------------------


To the Shareholders of
Nano World Projects Corporation
(a development stage company)


We have audited the consolidated balance sheets of Nano World Projects Corporation (a development stage company) as at April 30, 2000 and 1999 and the consolidated statements of deficit, operations and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at April 30, 2000 and 1999 and the results of its operations and its cash flows for the years then ended in accordance with generally accepted accounting principles in the United States of America.


/s/  BDO Dunwoody LLP


Chartered Accountants

Edmonton, Canada
July 13, 2000

================================================================================
                                           Comments by Auditors for U.S. Readers
                                           on Canada - U.S. Reporting Difference
--------------------------------------------------------------------------------


In the United States, reporting standards for auditors require the addition of an explanatory paragraph (following the opinion paragraph) when the financial statements are affected by conditions and events that cast substantial doubt on the Company's ability to continue as a going concern, such as those described in
Note 1 to these consolidated financial statements. Our report to the shareholders dated July 13, 2000 is expressed in accordance with Canadian reporting standards which do not permit a reference to such events and conditions in the Auditors' Report when these are adequately disclosed in the financial statements.


/s/  BDO Dunwoody LLP


Chartered Accountants

Edmonton, Canada
July 13, 2000

================================================================================
                                                 Nano World Projects Corporation
                                                   (a development stage company)
                                                     Consolidated Balance Sheets
                                                           (Expressed in U.S. $)


April 30                                                      2000        1999*
--------------------------------------------------------------------------------
Assets

Current
  Cash                                                 $ 2,680,672   $     259
Prepaid expenses                                            27,499
                                                       ------------------------
                                                         2,708,171         259

Capital assets (Note 2)                                     30,748           -
                                                       ------------------------
                                                       $ 2,738,919   $     259
================================================================================

Liabilities and Shareholders' Deficiency

Current
  Accounts payable and accrued liabilities (Note 3)    $   208,946   $   6,891
  Due to 53991 BC Ltd. (Note 8)                             19,736           -
  Subscriptions payable (Note 4)                           311,757           -
  Promissory note (Note 5)                                 490,000           -
                                                       ------------------------

                                                         1,030,439       6,891
                                                       ------------------------

Share subscriptions (Note 4)                             5,000,000           -
                                                       ------------------------

Shareholders' deficiency
  Share capital (Note 6)                                   523,937     523,937
  Deficit
   Accumulated during the development stage             (3,284,888)          -
   Other                                                  (530,569)   (530,569)
                                                       ------------------------

                                                        (3,291,520)     (6,632)
                                                       ------------------------

                                                       $ 2,738,919   $     259
================================================================================

*  Restated (Note 11)

On behalf of the Board:


   " David Hunter "        Director
   ----------------

   " Andrew Cochrane "     Director
   -------------------

The accompanying summary of significant accounting policies and notes are an integral part of these consolidated financial statements.

================================================================================
                                                 Nano World Projects Corporation
                                                   (a development stage company)
                                              Consolidated Statements of Deficit
                                                           (Expressed in U.S. $)


For the years ended April 30                               2000        1999*
----------------------------------------------------------------------------
Deficit, beginning of year, as previously stated    $  (291,797)  $(467,953)

Correction of error (Note 11)                          (238,772)          -
                                                     -----------------------

Deficit, beginning of year, as restated                (530,569)   (467,953)

Net loss for the year                                (3,284,888)    (62,616)
                                                     -----------------------

Deficit, end of year                                $(3,815,457)  $(530,569)
============================================================================

*  Restated (Note 11)

The accompanying summary of significant accounting policies and notes are an integral part of these consolidated financial statements.

================================================================================
                                                 Nano World Projects Corporation
                                                   (a development stage company)
                                           Consolidated Statements of Operations
                                                           (Expressed in U.S. $)


For the years ended April 30                    2000       1999*
----------------------------------------------------------------
Expenses
  Amortization of capital assets         $    13,196   $      -
  General and administrative                 291,876     62,616
  Acquired in process research and
   development costs (Notes 1 and 7)       2,979,500          -
                                         -----------------------

                                           3,284,572     62,616
                                         -----------------------
Loss before the undernoted                (3,284,572)   (62,616)
                                         -----------------------

Other income (expense)
  Interest income                              9,684          -
  Imputed interest on promissory note        (10,000)         -
                                         -----------------------

                                                (316)         -
                                         -----------------------

Net loss for the year                    $(3,284,888)  $(62,616)
================================================================
Loss per share (Note 9)                  $    (0.336)  $ (0.008)
================================================================

*  Restated (Note 11)

The accompanying summary of significant accounting policies and notes are an integral part of these consolidated financial statements.

================================================================================
                                                 Nano World Projects Corporation
                                                   (a development stage company)
                                           Consolidated Statements of Cash Flows
                                                           (Expressed in U.S. $)


For the years ended April 30                                    2000       1999*
--------------------------------------------------------------------------------
Cash provided by (used in)

Operating activities
  Net loss for the year                                  $(3,284,888)  $(62,616)
  Adjustments to reconcile net loss to net cash
   Amortization of capital assets                             13,196          -
   Imputed interest on promissory note                        10,000          -
   Acquired in process research and development costs      2,979,500          -
   Changes in assets and liabilities
     Prepaid expenses                                        (27,499)         -
     Accounts payable and accrued liabilities                202,055     (3,280)
     Payable to affiliated companies                          19,736     65,857
                                                         -----------------------

                                                             (87,900)       (39)
                                                         -----------------------

Investing activities
  Purchase of capital assets                                 (43,944)         -
  Cash acquired on acquisition                                   500          -
                                                         -----------------------

                                                             (43,444)         -
                                                         -----------------------

Financing activities
  Proceeds on share subscriptions                          2,500,000          -
  Subscriptions payable                                      311,757          -
                                                         -----------------------

                                                           2,811,757          -
                                                         -----------------------

Increase (decrease) in cash during the year                2,680,413        (39)

Cash, beginning of year                                          259        298
                                                         -----------------------

Cash, end of year                                        $ 2,680,672   $    259
================================================================================

*  Restated (Note 11)

During 1999, the Company experienced a gain on the settlement of amounts payable to affiliated companies of $238,772 (Note 11).

The accompanying summary of significant accounting policies and notes are an integral part of these consolidated financial statements.

================================================================================
                                                 Nano World Projects Corporation
                                                   (a development stage company)
                                      Summary of Significant Accounting Policies
                                                           (Expressed in U.S. $)


April 30, 2000 and 1999
--------------------------------------------------------------------------------

Significant Accounting
Policies These consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States. The following are the significant accounting policies of the Company.

Nature of Business      Breccia International Minerals Inc. was incorporated
                        under the laws of the State of Delaware on April 25, 1975 and was renewed on March 18, 1994. The Company changed its name to Nano World Projects Corporation on February 18, 2000 by resolution of the Board of Directors in accordance with the provisions of Section
                        242 of the General Corporation Law of the State of Delaware. The resolution was approved by the requisite number of shares of the Company's $0.0001 par value common stock entitled to vote pursuant to Section 228 of the General Corporation Law of the State of Delaware.

                        The Company owns the technology known as the Dynamic Thin Laminar Flow which makes it possible to produce monolayers of particles of either organic or inorganic materials and apply them to either solid or liquid surfaces. A patent on the Dynamic Thin Laminar Flow method was obtained in 1997 in Italy and subsequent patent applications have been filed in the United States and other countries. The Company is engaged solely in the research and development of the Dynamic Thin Laminar Flow technology and is not currently engaged in any commercial production of licensing of the technology. The Company's future operations are dependent upon successfully developing the technology, obtaining the necessary financing to complete the development and ultimately marketing the technology (Note 1).


Basis of Presentation   These consolidated financial statements include the
                        accounts of the Company and its wholly-owned subsidiary company, Nano World Project Colloid & Coating LLC. All significant intercompany transactions and accounts have been eliminated.

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

================================================================================
                                                 Nano World Projects Corporation
                                                   (a development stage company)
                                      Summary of Significant Accounting Policies
                                                           (Expressed in U.S. $)


April 30, 2000 and 1999
--------------------------------------------------------------------------------

Capital Assets          Capital assets are stated at cost less accumulated
                        amortization. Amortization based on the estimated useful life of the asset is calculated on the declining balance basis at a rate of 30% per annum.

                        In March 1998, the Accounting Standards Executive Committee issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SPO 98-1"). SOP 98-1 requires all costs related to the development of internal use software other than those incurred during the application software development stage to be expensed as incurred. Costs incurred during the application development stage are required to be capitalized and amortized over the estimated useful life of the software. Accordingly, direct external costs associated with the development of the web page have been capitalized and are being amortized over the estimated useful life.

Use of Estimates        The preparation of financial statements requires
                        management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenue and expenses and other reported amounts in these consolidated financial statements and the related notes.
                        Actual results may differ from those estimates.

Long-Lived Assets       The Company reviews the carrying value of long-lived
                        assets when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows resulting from these assets. An impairment would be for the amount by which the carrying amount of the assets exceeds the fair value of the assets.

Income Taxes            The Company accounts for income taxes under the asset
                        and liability method as required by SFAS No. 109, "Accounting for Income Taxes". Under this method, deferred income taxes are recognized for the tax consequences of temporary differences by applying enacted tax rates applicable to future years to differences between the consolidated financial statements' carrying amounts and the tax bases of existing assets and liabilities. When tax credits are available, they are recognized as reductions of current year's tax expense.

================================================================================
                                                 Nano World Projects Corporation
                                                   (a development stage company)
                                      Summary of Significant Accounting Policies
                                                           (Expressed in U.S. $)


April 30, 2000 and 1999
--------------------------------------------------------------------------------

Foreign Currency
Translation             The Company has determined that the U.S. dollar is the
                        functional currency for its subsidiary company.
                        Translation gains and losses are included in income in the period in which they are incurred.

Earnings per Share      Loss per share has been computed by dividing loss
                        applicable to common shareholders by the weighted average number of shares of common stock outstanding during the respective years.

Recently Issued
Standards               SFAS No. 133, "Accounting for Derivatives Instruments
                        and Hedging Activities" requires companies to record derivatives on the balance sheets as assets or liabilities, measured at fair market value. Gains or losses resulting from changes in the values of those derivatives are accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. SFAS No. 133 is effective for fiscal years beginning after June 15, 2000. Management believes that the adoption of SFAS No. 133 will have no material effect on its consolidated financial statements.

================================================================================
                                                 Nano World Projects Corporation
                                                   (a development stage company)
                                      Notes to Consolidated Financial Statements
                                                           (Expressed in U.S. $)


April 30, 2000 and 1999
--------------------------------------------------------------------------------

1.    Future Operations

      Since April 1999, the Company's efforts have been devoted to identifying potential investments and raising capital to finance the acquisition of the same. In January 2000, the Company, through its wholly-owned subsidiary company, acquired the patent on the technology known as the Dynamic Thin Laminar Flow. Currently, the Company is engaged solely in the research and development of the Dynamic Thin Laminar Flow technology and is not currently engaged in any commercial production of licensing of the technology. As a result, the Company has no revenue and expects to incur losses during the foreseeable future.

      The Dynamic Thin Laminar Flow technology and the Company's ability to commence commercial exploitation of the patent are subject to additional proof of process research and development. Subsequent to year end, the Company established a research and development facility in Quebec, Canada. The Company is in the process of constructing an automated prototype that is expected to produce films applicable to the filter industry. Management expects to incur substantial additional costs and expenses during the foreseeable future in connection with research and development and construction of prototype commercial equipment.

      The Company's ability to continue as a going concern is contingent upon its ability to raise capital, to develop a viable technology or application, to market any such technology or application and to achieve profitable operations. The Company can give no assurance as to the ability of the Company to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

--------------------------------------------------------------------------------



2.    Capital Assets


                                                                2000      1999
                                    --------------------------------------------
                                              Accumulated    Net Book  Net Book
                                       Cost  Amortization       Value     Value

 Web page                           $26,959       $ 8,100     $18,859   $   --
 Computer equipment                  16,985         5,096      11,889       --
                                    --------------------------------------------
                                    $43,944       $13,196     $30,748   $   --
                                    ============================================

   The estimated useful lives of the above assets range from three to five years.


--------------------------------------------------------------------------------

================================================================================
                                                 Nano World Projects Corporation
                                                   (a development stage company)
                                      Notes to Consolidated Financial Statements
                                                           (Expressed in U.S. $)


April 30, 2000 and 1999
--------------------------------------------------------------------------------

3.    Accounts Payable and Accrued Liabilities

                                                               2000    1999
                                                           ----------------

 Trade accounts payable                                    $121,446  $4,591
 Accrued liabilities                                         87,500   2,300
                                                           ----------------

                                                           $208,946  $6,891
                                                           ================

--------------------------------------------------------------------------------

4.    Subscriptions Payable

      Pursuant to the offering memorandum dated March 27, 2000, the Company raised $2,500,000 by issuing 5,000,000 common shares. Subscriptions received for the offering totalled $2,811,757. Accordingly, subscriptions of $311,757 are repayable as at April 30, 2000.

      The Company approved the issuance of 250,000 shares for financing costs related to the offering memorandum. No value has been assigned to these shares.

      The Company also approved the issuance of 5,000,000 shares for the acquisition of the subsidiary company (Note 7). A value of $0.50 per share has been assigned to these shares.

      All of the above shares were issued subsequent to year end and therefore the consideration received has been recorded as share subscriptions.

--------------------------------------------------------------------------------

5.    Promissory Note

      Pursuant to the purchase and sale agreement dated January 31, 2000, the Company acquired 100% of the shares of Nano World Project Colloid & Coating LLC. Under the terms of the agreement, a promissory note was issued to the vendors in the amount of $500,000. The note is non-interest bearing and is due and payable no later than August 6, 2000.

      Based on an assumed interest rate of 8%, the fair market values of this note at January 31, 2000 and April 30, 2000 are $480,000 and $490,000
      respectively.

--------------------------------------------------------------------------------

================================================================================
                                                 Nano World Projects Corporation
                                                   (a development stage company)
                                      Notes to Consolidated Financial Statements
                                                           (Expressed in U.S. $)


April 30, 2000 and 1999
--------------------------------------------------------------------------------

6.    Share Capital

   Authorized
     Seventy-five million (75,000,000) $0.0001 par value common shares

   Issued
                                                       Additional
                                   Number of      Par     Paid in         Total
                                      Shares    Value     Capital Consideration
                                   ---------------------------------------------
Balance, April 30, 1998            8,128,206   $  813   $ 284,352     $ 285,165

Gain on settlement of
 payable to affiliated
 companies (Note 11)                      --       --     238,772       238,772
                                   ---------------------------------------------
Balance, April 30, 1999
 and 2000                          8,128,206   $  813   $ 523,124     $ 523,937
                                   =============================================

--------------------------------------------------------------------------------

7.    Acquisition

      On January 31, 2000, the Company entered into an agreement to acquire all of the issued and outstanding shares of Nano World Project Colloid & Coating LLC for a total consideration of $2,980,000. The Company's interest in the underlying net assets acquired at assigned values are as follows:


Cash                                            $      500
Acquired in process research and development     2,979,500
                                                ----------
                                                $2,980,000
                                                ==========

Consideration consists of:
 Promissory note (Note 5)                       $  480,000
 5,000,000 common shares                         2,500,000
                                                ----------
                                                $2,980,000
                                                ==========


   Nano World Project Colloid & Coating LLC holds the patent (Note 1). To date, this company has not earned any revenue, nor incurred any expenses.

--------------------------------------------------------------------------------

================================================================================
                                                 Nano World Projects Corporation
                                                   (a development stage company)
                                      Notes to Consolidated Financial Statements
                                                           (Expressed in U.S. $)


April 30, 2000 and 1999
--------------------------------------------------------------------------------

8.    Related Party Transactions

      The Company was charged consulting fees of $75,000 (1999 - $55,250) by directors of the Company, either directly or indirectly. These amounts were incurred in the normal course of business and are included in general and administrative expenses.

      The balance due to 53991 BC Ltd., a company controlled by a former director, resulted from the reimbursement of expenses paid by this company.

--------------------------------------------------------------------------------

9.    Loss per Share

      Loss per share is calculated on the basis of the weighted average number of common shares outstanding during the year. The weighted average number of common shares amounted to 9,788,100 (1999 - 8,128,206).

--------------------------------------------------------------------------------

10.   Income Taxes

   A reconciliation between the Company's effective tax rate and the U.S. statutory rate is as follows:

                                                         2000        1999
                                                    ---------------------

 U.S. statutory rate applied to pre-tax income           34.0%       34.0%

 Differential arising from:
  Increase in valuation adjustment
   for current year's losses                           (10.0)%     (34.0)%
  Permanent difference arising from the
   Difference between the accounting
   and tax cost of in process
   research and development                            (24.0)%        0.0%
                                                    ---------------------

                                                          0.0%        0.0%
                                                    =====================

Deferred income taxes consists of the following:
                                                         2000        1999
                                                    ---------------------

 Benefit of loss carryforwards                      $ 295,800   $ 308,400
 Less valuation adjustment                           (295,800)   (308,400)
                                                    ---------------------

                                                    $       -   $       -
                                                    =====================

================================================================================
                                                 Nano World Projects Corporation
                                                   (a development stage company)
                                      Notes to Consolidated Financial Statements
                                                           (Expressed in U.S. $)


April 30, 2000 and 1999
--------------------------------------------------------------------------------

10.   Income Taxes (continued)

      The Company has non-capital losses available for income tax purposes totaling $870,000. This amount can be used to reduce taxable income of future years. The potential tax benefit that may result from application of these losses against future taxable income has not been recognized in these consolidated financial statements. These losses expire as follows:

                     Year                   Amount

                    2001                   $119,000
                    2002                     23,000
                    2003                     23,000
                    2004                     22,000
                    2005                     22,000
                    2006                     22,000
                    2007                     22,000
                    2008                     46,000
                    2009                     25,000
                    2010                     39,000
                    2011                     97,000
                    2012                     93,000
                    2015                    317,000
                                           --------
                                           $870,000
                                           ========

--------------------------------------------------------------------------------

11.   Comparative Figures

      During the year, the Company changed from following Canadian generally accepted accounting principles (GAAP) to following U.S. GAAP. The comparative figures have been restated to report the cancellation of amounts due to companies controlled by certain former directors of the Company. As the directors controlled more than 10% of the issued and outstanding shares of the Company, these amounts are to be recorded as additional paid in capital, rather than as income. Therefore, comparative net income has been decreased by $238,772 which has resulted in the comparative earnings per share changing from income per share of $0.022 to a loss per share of $(0.008).

--------------------------------------------------------------------------------

SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             NANO WORLD PROJECTS CORPORATION


                             By:    /s/ David L. Hunter
                                    --------------------------------
                             Name:  David L. Hunter
                             Title: Chief Executive Officer and President

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signature                         Title                                    Date
----------                        -----                                    ----
/s/ David L. Hunter         Chief Executive Officer,
---------------------       President and Director                    August 14, 2000
David L. Hunter


/s/ Andrew A. Cochrane      Chief Financial Officer and Director      August 14, 2000
----------------------
Andrew A. Cochrane

/s/ Battistino Fornero      Director                                  August 14, 2000
----------------------
Battistino Fornero

/s/ Dr. Gilles Picard       Director                                  August 14, 2000
----------------------
Dr. Gilles Picard


/s/ Robert Papalia          Director                                  August 14, 2000
----------------------
Robert Papalia

                                 EXHIBIT INDEX


2 Stock Purchase Agreement between Breccia International Minerals Ltd. and Nano World Colloid & Coating, LLC and its Selling Shareholders, as filed with the Commission as Exhibit 2 to Nano World Project Corporation's Form 8-K filed on March 3, 2000, is incorporated by reference.
3.1 (a) Restated Certificate of Incorporation of Certificate of Incorporation
3.1 (b) Certificate of Amendment of Articles of Incorporation of Breccia International Minerals Inc.
3.2  By-laws of Breccia International Minerals Inc.
10.1 Employment Agreement of Dr. Gilles Picard
10.2 Employment Agreement of Giorgio Marinoni
10.3 Employment Agreement of Rosario Cutri
10.4 Employment Agreement of Piermaria G. Travaglia
10.5 Employment Agreement of Jean Beliveau
21   Subsidiaries of registrant