Form 10QSB
period 2000-07-31
NANO WORLD PROJECTS CORP
filed 2000-09-22
CIK 6019

                                 -------------
                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-QSB
                                 -------------

(X)  Quarterly Report under Section 13 or 15(d) of the
     Securities Exchange Act of 1934 for the period ended July 31, 2000
( )  Transition report under Section 13 or 15(d) of the
     Securities Exchange Act of 1934 For the transition period from _______ to
_______

                         Commission file number 0-8155

                        NANO WORLD PROJECTS CORPORATION
                ----------------------------------------------
                (Name of Small Business Issuer in Its Charter)

               DELAWARE                                       73-0977756
               --------                                       ----------
  (State or Other Jurisdiction of                          (I.R.S. Employer
   Incorporation or Organization)                         Identification No.)

          11715 NORTH CREEK PARKWAY
             SOUTH BOTHELL, WA                                   98011
            (Address of Principal                              (Zip Code)
              Executive Offices)

                                (425) 415-1483
               ------------------------------------------------
               (Issuer's Telephone Number, Including Area Code)
                                 -------------

                     Breccia International Minerals, Inc.
                             4418 Patterdale Drive
                      North Vancouver, British Columbia,
                                    V7R 4L8

               ------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO ___
                                                              ---

State the number of shares outstanding of each of the issuer's common equity as of July 31, 2000: 18,378,206 shares of Common Stock, $.01 par value.

                                     INDEX

Part I.  NANO WORLD PROJECTS CORPORATION FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)                              1
         Index to Financial Statements                                 F-1
         Review Engagement Report                                      F-2
         Consolidated Interim Financial Statements                     F-3
         Summary of Significant Accounting Policies                    F-7
         Notes to Consolidated Interim Financial Statements            F-10

Item 2.  Management's Discussion and Analysis Of Financial
         Condition and Results of Operations                           2

Part II. OTHER INFORMATION

Item 1.  Legal Proceedings                                             5
Item 2.  Changes in Securities                                         5
Item 3.  Defaults upon Senior Securities                               5
Item 4.  Submission of Matters to a Vote of Security Holders           5
Item 5.  Other Information                                             5
Item 6.  Exhibits and Reports on Form 8-K                              6

SIGNATURES

                        PART I.  FINANCIAL INFORMATION.

Item 1.  FINANCIAL STATEMENTS.

Unaudited Consolidated Financial Statements

Quarter ended July 31, 2000 and year ended April 30, 2000.

The consolidated financial statements for the three months ended July 31, 2000 and 1999 include, in the opinion of management, all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the results of operations for such periods. Results of operations for the three months ended July 31, 2000, are not necessarily indicative of results of operations which will be realized for the year ending April 30, 2001.

                                   Nano World Projects Corporation
                                   (a development stage company)
                                   Consolidated Interim Financial Statements
                                   For the three months ended July 31, 2000
                                   (Unaudited)

Nano World Projects Corporation
(a development stage company)
Consolidated Interim Financial Statements
For the three months ended July 31, 2000
(Unaudited)

                                                                        Contents
================================================================================
Review Engagement Report                                                     F-2

Consolidated Interim Financial Statements

     Consolidated Interim Balance Sheet                                      F-3

     Consolidated Interim Statement of Deficit                               F-4

     Consolidated Interim Statement of Operations                            F-5

     Consolidated Interim Statement of Cash Flows                            F-6

     Summary of Significant Accounting Policies                              F-7

     Notes to Consolidated Interim Financial Statements                     F-10

================================================================================

                                                        Review Engagement Report

--------------------------------------------------------------------------------


To the Shareholders of
Nano World Projects Corporation
(a development stage company)


We have reviewed the consolidated interim balance sheet of Nano World Projects Corporation (a development stage company) as at July 31, 2000 and the consolidated interim statements of deficit, operations and cash flows for the three months then ended. Our review was made in accordance with generally accepted standards for review engagements and accordingly consisted primarily of enquiry, analytical procedures and discussion related to information supplied to us by the Company.

A review does not constitute an audit and consequently we do not express an audit opinion on these consolidated interim financial statements.

Based on our review, nothing has come to our attention that causes us to believe that these consolidated interim financial statements are not, in all material respects, in accordance with generally accepted accounting principles.

/s/ BDO Dunwoody LLP


Chartered Accountants

Edmonton, Canada
September 21, 2000

                                                 Nano World Projects Corporation
                                                   (a development stage company)
                                              Consolidated Interim Balance Sheet
                                                           (Expressed in U.S. $)
                                                                     (Unaudited)


July 31                                                       2000         1999
--------------------------------------------------------------------------------

Assets

Current

     Cash                                              $ 1,833,514 $     10,597
     Accounts receivable                                     6,810            -
     Prepaid expenses                                       35,992            -
                                                       ------------------------

                                                         1,876,316       10,597

Capital assets (Note 2)                                     97,124            -
                                                       ------------------------

                                                       $ 1,973,440 $     10,597
===============================================================================

Liabilities and Shareholders' Equity (Deficiency)

Current

     Accounts payable and accrued liabilities (Note 3) $   388,983 $      4,590
     Short-term loan (Note 6)                               19,736       19,995
     Promissory note (Note 5)                              500,000            -
                                                       ------------------------

                                                           908,719       24,585
                                                       ------------------------

Shareholders' equity (deficiency)
     Share capital (Note 4)                              5,523,937      285,165
     Deficit
       Accumulated during the development stage         (3,928,647)           -
       Other                                              (530,569)    (299,153)
                                                       ------------------------

                                                         1,064,721      (13,988)
                                                       ------------------------

                                                       $ 1,973,440 $     10,597
================================================================================

On behalf of the Board:

   "Giorgio Marinoni"  Director
   ------------------
   "Andrew Cochrane"   Director
   ------------------

 The accompanying summary of significant accounting policies and notes are an integral part of these consolidated interim financial statements.

                                                 Nano World Projects Corporation
                                                   (a development stage company)
                                       Consolidated Interim Statement of Deficit
                                                           (Expressed in U.S. $)
                                                                     (Unaudited)


For the three months ended July 31                        2000              1999
--------------------------------------------------------------------------------

Deficit, beginning of period                       $ (3,815,456)      $(291,796)

Net loss for the period                                (643,760)         (7,357)
                                                   -----------------------------
Deficit, end of period                             $ (4,459,216)      $(299,153)
================================================================================

 The accompanying summary of significant accounting policies and notes are an integral part of these consolidated interim financial statement.

 The accompanying summary of significant accounting policies and notes are an integral part of these consolidated interim financial statement.

                                                 Nano World Projects Corporation
                                                   (a development stage company)
                                    Consolidated Interim Statement of Operations
                                                           (Expressed in U.S. $)
                                                                     (Unaudited)


For the three months ended July 31                     2000                 1999
--------------------------------------------------------------------------------

Expenses

     Amortization of capital assets              $    7,875       $           -
     Franchise taxes                                280,000                   -
     General and administrative                     378,285               7,357
                                                 -------------------------------

                                                    666,160               7,357
                                                 -------------------------------
Loss before the undernoted                         (666,160)             (7,357)
                                                 -------------------------------

Other income (expense)
     Interest income                                 32,400                   -
     Imputed interest on promissory note            (10,000)                  -
                                                 -------------------------------

                                                     22,400                   -
                                                 -------------------------------

Net loss for the period                          $ (643,760)      $      (7,357)
================================================================================

Loss per share (Note 7)                          $ (0.055)        $      (0.001)
================================================================================

 The accompanying summary of significant accounting policies and notes are an integral part of these consolidated interim financial statement.

                                                 Nano World Projects Corporation
                                                   (a development stage company)
                                    Consolidated Interim Statement of Cash Flows
                                                           (Expressed in U.S. $)
                                                                     (Unaudited)


For the three months ended July 31                            2000          1999
--------------------------------------------------------------------------------

Cash provided by (used in)

Operating activities

     Net loss for the period                            $  (643,760) $   (7,357)
     Adjustments to reconcile net loss to net cash
       Amortization of capital assets                         7,875           -
       Imputed interest on promissory note                   10,000           -
       Changes in assets and liabilities
         Accounts receivable                                 (6,810)          -
         Prepaid expenses                                    (8,493)
         Accounts payable and accrued liabilities           180,037      17,695
                                                       -------------------------

                                                           (461,151)     10,338
                                                       -------------------------

Investing activity

     Purchase of capital assets                             (74,250)          -
                                                       -------------------------

Financing activity

     Subscriptions payable                                 (311,757)          -
                                                       -------------------------

Increase (decrease) in cash during the period              (847,158)     10,338

Cash, beginning of period                                 2,680,672         259
                                                       -------------------------

Cash, end of period                                    $  1,833,514  $   10,597
================================================================================

 The accompanying summary of significant accounting policies and notes are an integral part of these consolidated interim financial statement.

================================================================================
                                                 Nano World Projects Corporation
                                                   (a development stage company)
                                      Summary of Significant Accounting Policies
                                                           (Expressed in U.S. $)
                                                                     (Unaudited)


July 31, 2000
--------------------------------------------------------------------------------
Significant Accounting Policies  These consolidated interim financial statements have been prepared in conformity with generally accepted accounting principles in the United States. The following are the significant accounting policies of the Company.

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

Basis of Presentation            These consolidated interim financial statements
                                 include the accounts of the Company and its wholly-owned subsidiary companies. All significant intercompany transactions and accounts have been eliminated.

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

================================================================================
                                                 Nano World Projects Corporation
                                                   (a development stage company)
                                      Summary of Significant Accounting Policies
                                                           (Expressed in U.S. $)
                                                                     (Unaudited)


July 31, 2000
--------------------------------------------------------------------------------
Capital Assets          Capital assets are stated at cost less accumulated
                        amortization. Amortization based on the estimated useful life of the asset is calculated on the declining balance basis at a rate of 30% per annum.

                        In March 1998, the Accounting Standards Executive Committee issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). SOP 98-1 requires all costs related to the development of internal use software other than those incurred during the application software development stage to be expensed as incurred. Costs incurred during the application development stage are required to be capitalized and amortized over the estimated useful life of the software. Accordingly, direct external costs associated with the development of the web page have been capitalized and are being amortized over the estimated useful life.

Use of Estimates        The preparation of financial statements requires
                        management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenue and expenses and other reported amounts in these consolidated interim financial statements and the related notes. Actual results may differ from those estimates.

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

Income Taxes            The Company accounts for income taxes under the asset
                        and liability method as required by SFAS No. 109, "Accounting for Income Taxes". Under this method, deferred income taxes are recognized for the tax consequences of temporary differences by applying enacted tax rates applicable to future years to differences between the consolidated interim financial statements' carrying amounts and the tax bases of existing assets and liabilities. When tax credits are available, they are recognized as reductions of current year's tax expense.

================================================================================
                                                 Nano World Projects Corporation
                                                   (a development stage company)
                                      Summary of Significant Accounting Policies
                                                           (Expressed in U.S. $)
                                                                     (Unaudited)


July 31, 2000
--------------------------------------------------------------------------------
Foreign Currency Translation  The Company has determined that the U.S. dollar is the functional currency for its subsidiary companies. Translation gains and losses are included in income in the period in which they are incurred.

Earnings per Share            Loss per share has been computed by dividing loss
                              applicable to common shareholders by the weighted average number of shares of common stock outstanding during the respective years.

Recently Issued Standards     SFAS No. 133, "Accounting for Derivatives
                              Instruments and Hedging Activities" requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair market value. Gains or losses resulting from changes in the values of those derivatives are accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. SFAS No. 133 is effective for fiscal years beginning after June 15, 2000.
                              Management believes that the adoption of SFAS No.
                              133 will have no material effect on its
                              consolidated interim financial statements.

================================================================================
                                                 Nano World Projects Corporation
                                                   (a development stage company)
                              Notes to Consolidated Interim Financial Statements
                                                           (Expressed in U.S. $)
                                                                     (Unaudited)


July 31, 2000
--------------------------------------------------------------------------------
1.   Future Operations

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

     The Dynamic Thin Laminar Flow technology and the Company's ability to commence commercial exploitation of the patent are subject to additional proof of process research and development. Subsequent to the period end, the Company established a research and development facility in Quebec, Canada. The Company is in the process of constructing an automated prototype that is expected to produce films applicable to the filter industry. Management expects to incur substantial additional costs and expenses during the foreseeable future in connection with research and development and construction of prototype commercial equipment.

     The Company's ability to continue as a going concern is contingent upon its ability to raise capital, to develop a viable technology or application, to market any such technology or application and to achieve profitable operations. The Company can give no assurance as to the ability of the Company to continue as a going concern. These consolidated interim financial statements do not include any adjustments that might result from the outcome of this uncertainty.

-------------------------------------------------------------------------------
2.   Capital Assets
                                                                2000      1999

                                               Accumulated  Net Book  Net Book
                                       Cost   Amortization     Value     Value

     Web page                      $ 27,100        $ 9,525   $17,575   $     -
     Computer equipment              65,067          9,594    55,473         -
     Other equipment                 26,028          1,952    24,076         -
                                   --------        -------   -------   -------
                                   $118,195        $21,071   $97,124   $     -
                                   ========        =======   =======   =======

     The estimated useful lives of the above assets range from three to five years.

================================================================================
                                                 Nano World Projects Corporation
                                                   (a development stage company)
                              Notes to Consolidated Interim Financial Statements
                                                           (Expressed in U.S. $)
                                                                     (Unaudited)


July 31, 2000
--------------------------------------------------------------------------------
3.   Accounts Payable and Accrued Liabilities
                                                      2000    1999
                                                      ----    ----

     Trade accounts payable                       $ 88,983  $4,590
     Accrued liabilities                            20,000       -
     Franchise taxes payable                       280,000       -
                                                  --------  ------

                                                  $388,983  $4,590
                                                  ================

4.   Share Capital

     Authorized
       Seventy-five million (75,000,000) $0.0001 par value common shares

     Issued

                                                       Additional
                                    Number of     Par     Paid in          Total
                                       Shares   Value     Capital  Consideration
                                   ---------------------------------------------
       Balance, April 30, 2000      8,128,206  $  813  $  523,124     $  523,937
       Issued during the period    10,250,000   1,000   4,999,000      5,000,000
                                   ---------------------------------------------
       Balance, July 31, 2000      18,378,206  $1,813  $5,522,124     $5,523,937
                                   =============================================

================================================================================
                                                 Nano World Projects Corporation
                                                   (a development stage company)
                              Notes to Consolidated Interim Financial Statements
                                                           (Expressed in U.S. $)
                                                                     (Unaudited)


July 31, 2000
--------------------------------------------------------------------------------
5.   Acquisition

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
                                                         ----------

                                                         $2,980,000
                                                         ==========

       Consideration consists of:
          Promissory note, at net present value          $  480,000
          5,000,000 common shares                         2,500,000
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

6.   Related Party Transactions

     The Company was charged consulting fees of $26,700 (1999 - $nil) by directors of the Company, either directly or indirectly. These amounts were incurred in the normal course of business and are included in general and administrative expenses.

     The short-term loan is due to a company controlled by a former director as a result of reimbursement of expenses paid by this company.

7.   Loss per Share

     Loss per share is calculated on the basis of the weighted average number of common shares outstanding during the period. The weighted average number of common shares amounted to 11,701,576 (1999 - 8,128,206).

================================================================================
                                                 Nano World Projects Corporation
                                                   (a development stage company)
                              Notes to Consolidated Interim Financial Statements
                                                           (Expressed in U.S. $)
                                                                     (Unaudited)


July 31, 2000
--------------------------------------------------------------------------------
8.   Income Taxes

     A reconciliation between the Company's effective tax rate and the U.S. statutory rate is as follows:

                                                          2000        1999
                                                         -----------------

        U.S. statutory rate applied to pre-tax income     34.0%       34.0%

        Differential arising from:
          Increase in valuation adjustment
           for current period's losses                   (34.0)%     (34.0)%
                                                         -----------------

                                                           0.0%        0.0%
                                                         =================

     Deferred income taxes consists of the following:
                                                           2000        1999
                                                         ------------------

        Benefit of loss carryforwards                 $ 511,300   $ 317,700
        Less valuation adjustment                      (511,300)   (317,700)
                                                      ---------------------

                                                      $       -   $       -
                                                      =====================

================================================================================
                                                 Nano World Projects Corporation
                                                   (a development stage company)
                              Notes to Consolidated Interim Financial Statements
                                                           (Expressed in U.S. $)
                                                                     (Unaudited)


July 31, 2000
--------------------------------------------------------------------------------
8. Income Taxes (continued)

   The Company has non-capital losses available for income tax purposes totaling $1,500,000. This amount can be used to reduce taxable income of future years. The potential tax benefit that may result from application of these losses against future taxable income has not been recognized in these consolidated interim financial statements. These losses expire as follows:

                    Year                      Amount

                    2001                  $  119,000
                    2002                      23,000
                    2003                      23,000
                    2004                      22,000
                    2005                      22,000
                    2006                      22,000
                    2007                      22,000
                    2008                      46,000
                    2009                      25,000
                    2010                      39,000
                    2011                      97,000
                    2012                      93,000
                    2015                     317,000
                    2016                     630,000
                                          ----------

                                          $1,500,000
                                          ==========

9.   Subsequent Event

      Subsequent to July 31, 2000, the Company entered into a collaboration agreement with Centro Richerche Fiat, an Italian company, whereby the parties agree to collaborate on research and development of nanotechnology. Under this agreement, the Company is committed to spending $1,000,000 per year for the next three years.

10.   Comparative Figures

      The comparative figures were not subject to review procedures.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following description of our financial condition and results of operations should be read in conjunction with the information included in this report. The description contains forward-looking statements that involve risks and uncertainties. Our actual results could differ significantly from the results discussed in the forward-looking statements as a result of the risk factors set forth in this report.

GENERAL

Our current business is the result of a purchase of a company holding the technology known as the Dynamic Thin Laminar Flow ("DTLF Method"). The DTLF Method was invented in 1997 with the goal of rendering monolayer preparations compatible with industrial standards. A patent on the DTLF method was invented in 1997 in Italy and subsequent patent applications have been filed in the United States and other countries. Our sole significant asset is the company holding the DTLF Method patent. We are engaged solely in research and development of the DTLF Method Technology. We are not currently engaged in any commercial production or licensing of the DTLF Method technology. As a result, we have no revenue and expect to incur losses during the foreseeable future. The DTLF Method technology and our ability to commence commercial exploitation of the patent is subject to on-going proof of process research and development. Given the foregoing status of our operations, we should be considered a high-risk startup technology concern, in our early and inchoate stages of development.

We are aware, and advise our shareholders and potential shareholders that we are a high-risk venture with no ability to ensure the establishment of significant revenue streams, or enhancement of shareholder value.

We are currently pursuing a two-prong business strategy:

  .  Research, development and expansion of existing DTLF Method Technology;

  .  Identification of potential joint venturers and/or licensees.

The company is continuing in its efforts to establish a complete senior management roster and is devoting its efforts in this regard to the identification and engagement of permanent Chief Executive, Financial, and Operating Officers, and the establishment of administrative offices in New York.

To date, the company has formed two subsidiaries: Nano World (Canada) Incorporated, a Canadian Federal Company, and Centre de Recherche en Assemblage Nano Mechanique Ltd. ("Nano Mechanique"), a company incorporated in the province of Quebec. Additionally, the company is in the process of forming an additional subsidiary in Italy and expects this process to be completed shortly.

The research center established in Trois Rivieres, Quebec was officially opened by Dr. Gilles Picard on the 7th day of September, 2000. The Nano Mechanique research centre (formally known as "Centre De Rechereche En Assemblage Nanomechanique Inc.")is now actively engaged in basic and applied research and development concerning the exploitation of the DTLF Method. The center's mission is to exploit a new process known as the DTLF Method through broad research as to potential applications in the fields of applied chemistry generally, and more specifically, electronics, optics, and health industries.

At the opening of the center, the Company demonstrated the operation of the prototype DTLF equipment which can produce continuous sheets of molecular materials that can be as thin as one molecule. The development goals for the DTLF method are to allow for the production, on an industrial basis, of such monolayer sheets which may be composed of particles of either organic or inorganic material and can be applied to either solid or liquid surfaces. There can be no assurance that the Company will be able to obtain such results.

The company has entered into an agreement on September 6, 2000 with Centro Richerche Fiat S.c.p.A. of Turin, Italy ("Centro Richerche Fiat") for the purpose of collaborating with respect to experimentation, application and exploitation of DTLF and related technology, particularly in the fields of optics, electro-optics, and photonics. An Italian subsidiary is in the process of being created for servicing the operational requirements of this collaboration.

We believe that the collaboration agreement with Centro Richerche Fiat holds the potential to widen and accelerate research and development with respect to the DTLF method and its commercial exploitation through product development as it provides the company with immediate access to the resources and personnel of an established and recognized research facility, more particularly known for its development of automotive and related applications.

The collaboration agreement is of a three year term and consists of three phases: an experimentation phase, an application phase and an exploitation phase. The principal purpose of the experimentation phase is to establish an inspection technique to confirm the validity and reliability of the DTLF Method in order to prove the concept. During the application phase, CRF will assist the company in establishing a development program directed at developing applications derived from the DTLF Method. Finally, once applications are realized, the parties will co-operate to exploit and bring the results to market. All nanotechnology related to the DTLF method at CRF shall be the exclusive property of the company. CRF has been granted a non-exclusive world wide license to use nanotechnology related to the DTLF method for product development and experimentation in vehicle applications and lighting. However, pursuant to the agreement, CRF is precluded from transferring, commercializing, assigning or sub-licensing such technology without the consent of the company.

RESULTS OF OPERATIONS

Assets. At July 31, 2000, the Company had cash of $1,833,514, accounts receivable of $6,810 and prepaid expenses of $35,992, compared to $10,597 in cash, and no accounts receivable and no prepaid expenses at July 31, 1999. The company's capital assets were valued at $97,124 at July 31, 2000 compared to no capital assets at July 31, 1999.

Liabilities and Shareholders' Equity (Deficiency). At July 31, 2000, the Company had current accounts payable and accrued liabilities of $388,983 compared to $4,590 at July 31, 1999. At July 31, 2000, the Company had a short term loan of $19,736, as compared to $19,995 at July 31, 1999. The Company had a promissory note at July 31, 2000 for $500,000, as compared to no promissory note at July 31, 1999. At July 31, 2000 the deficit accumulated during the development stage was ($3,928,647) as compared to no deficit at July 31, 1999. Other deficit at July 31, 2000 was ($530,569), as compared to ($299,153) at July 31, 1999.

Deficit. The Company's deficit for the three months ended July 31, 2000 was ($3,815,456), as compared to ($291,796) for the three months ended July 31, 1999. The Company's net loss for the three months ended July 31, 2000 was ($643,760) as compared to ($7,357) for the three months ended July 31, 1999.

Operations. The Company's amortization of capital assets for the three months ended July 31, 2000 was $7,875, as compared to no amortization for the three months ended July 31, 1999. For the three months ended July 31, 2000, the Company's general and administrative expenses were $378,285, as compared to $7,357 for the three months ended July 31, 1999. The Company's interest income for the three months ended July 31, 2000, was $32,400 as compared to no interest income for the three months ended July 31, 1999. The Company imputed interest on the promissory note in the amount of ($10,000) for the three months ended July 31, 2000, as compared to no imputed interest on the promissory note for the three months ended July 31, 1999. The Company's net loss for the three months ended July 31, 2000 was ($643,760) as compared to ($7,357) for the three months ended July 31, 1999.

Cash Flows. For the three months ended July 31, 2000, the net loss was ($643,760) as compared to ($7,357) for the three months ended July 31, 1999. For the three months ended July 31, 2000, the Company's amortization of capital assets amounted to $7,875, as compared to no amortization of capital assets for the three months ended July 31, 1999. The Company imputed interest on the promissory note for the three months ended July 31, 2000 in the amount of $10,000, as compared to no imputed interest on the promissory note for the three months ended July 31, 1999. For the three months ended July 31, 2000, the Company had accounts receivable in the amount of ($6,810), as compared to no accounts receivable for the three months ended July 31, 1999. The Company's prepaid expenses for the three months ended July 31, 2000 amounted to ($8,493) as compared to no prepaid expenses for the three months ended July 31, 1999. The Company's accounts payable and accrued liabilities for the three months ended July 31, 2000 amounted to $180,037, as compared to $17,695 for the three months ended July 31, 1999. The total cash used in the three months ended July 31, 2000 was $461,151, as compared to cash provided $10,338 for the three months ended July 31, 1999. The Company's purchase of capital assets for the three months ended July 31, 2000 amounted to ($74,250), as compared to no purchase of capital assets for the three months ended July 31, 1999. The Company's subscription payable for the three months ended July 31, 2000 amounted to ($311,757) reflecting refunds due to subscribers of a private placement, as compared to no subscriptions payable for the three months ended July 31, 1999. The total cash flow for the three months ended July 31, 2000 amounted to $1,833,514, as compared to $10,597 for the three months ended July 31, 1999.

In July 1999 the Company received notice of deficiency from the State of Delaware with respect to non-payment of State franchise tax fees in the aggregate amount of approximately $280,000. The Company intends to vigorously appeal such assessment, however, there can be no assurance of the outcome of an appeal and the Company may be liable for all or a substantial portion of such assesment.

LIQUIDITY

Given the early stages of development and limited resources that are anticipated to continue for the balance of calendar 2000, management functions have been carried out to date and are expected to continue to be carried out in large measure by our directors as delegated by the Board. The Board plans to delegate to professional managers and assume more of a policy-making role subsequent to completion of the initial phases of start up development. We expect to complete such initial phase before calendar year-end 2000, however, there can be no assurance in this regard.

The Company has had insignificant revenue since the acquisition of our technology through our subsidiary Nano World Colloid & Coating, consisting entirely of interest on funds held in our accounts. No additional revenue is expected until commercial applications of proprietary technology are established, and joint ventures and/or license agreements are initiated. We have entered into the first of what is hoped to be a series of such collaborations by execution of our agreement with Centro Richerche Fiat.

Despite the promises of such a collaboration, we remain conservative in our revenue forecasts and do not anticipate final product development and sales revenue in the short to medium term.

Initially, revenues are expected to be derived from license agreements, but are not expected to be sufficient alone for us to sustain ourselves on the basis of revenue, and further depletion of capital is therefore presumed in the short and medium term.

We believe that we may begin to receive a more sizeable revenue stream in the final quarter of 2002 based on product development plans, and discussions with potential joint venture partners and licensees. However, we can give no assurances that we will generate any such revenues.

To date, we have financed our development primarily through the sale of our common stock and have been dependent upon such outside sources of financing for continuation of our development. We believe that we have sufficient cash to satisfy our cash requirements through the end of December 2000, however, there can be no assurance in this regard. Without additional funding or collaboration, our ability to further our current development plans, and continue as a going concern, will be at serious risk without a significant reduction of expenditures and a related re-appraisal of operational plans, or a significant and, at present, unanticipated increase in revenue.

Several start up tasks remain, which include proof of process of the prototype for exploitation of the DTLF Method technology on a commercial basis, such step constituting the initial phase of collaboration with CRF. There can be no assurance that the DTLF Method will prove to be viable on a commercial basis. In the event that such initial tasks are not concluded successfully in the fall of 2000, a re-evaluation of our development and operational plans will be required as a result of limited capital and diminished ability to raise new funding.

Additional one-time expenditures related to start up plans for the development of our technology have had a significant budget impact in our first fiscal quarter of May 1, 2000 through July 31, 2000, causing monthly expenditures to vary. Further, the opening and operation of our Quebec Research facility, our collaboration with Centro Richerche Fiat, and the associated administrative requirements tasked to our Italian subsidiary will generate an increase to the company's monthly expenditure rate, together with additional one time expenditures in the second and third quarters. Management is in the process of evaluating and projecting these impacts over the next three years to establish a budget for the company and a direction for its subsidiaries which incorporates recent developments, including the execution of a collaboration agreement with Centro Richerche Fiat and the adjusted role of our own research facility. Given that the Collaboration Agreement with Centro Richerche Fiat entails new administrative and operational costs, together with cash payments to CRF of $1.2 million in the first year, and $1 million in years 2 and 3 of the contract, our projected average monthly expenditure rate will increase significantly. While the specific budgeted amount projected on a monthly basis will depend in large measure on the company's decision as to the role of our research centre, it is anticipated that given these developments, the company, together with its subsidiaries, will expend on average $250,000 per month ($3,000,000 per annum), however, there can be no assurances that such expenses will not exceed this amount.

Our capital requirements will also depend on numerous factors, including the progress of our research and development, the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights, the economic impact of competing technologies and the timeliness of company developments, the costs of implementing and operating a marketing and licensing system in the medium to long term, and the terms of any new collaborative, licensing and other arrangements that we may establish.

                          PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently involved in any pending legal proceedings that are expected to have a material adverse effect on our business. We may from time to time become involved in legal proceedings in the ordinary course of our business.

Item 2. Changes in Securities

Not applicable.

Item 3. Defaults Upon Senior Securities

Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5. Other Information.

On August 21, 2000, the Board of Directors of the Company accepted the resignation of David Hunter, Chief Executive Officer.

On August 21, 2000, the Board of Directors approved the appointment of George Marinoni as Director and President of the Company.

Item 6. Exhibits and Reports on Form 8-K


EXHIBITS.
Exhibit No.    Description of document
-----------    -----------------------

27.1           Financial Data Schedule



Reports on Form 8-K

     No reports on Form 8-K were filed during the quarter ended July 31, 2000.

                                  SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              Nano World Projects Corporation


Date: September 22, 2000                      By: /s/ J. Andrew Cochrane
                                                  ------------------------------
                                                  J. Andrew Cochrane
                                                  Treasurer, Secretary and
                                                  Acting Chief Financial Officer