Form 10QSB
period 2000-10-31
NANO WORLD PROJECTS CORP
filed 2000-12-15
CIK 6019

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB

(X) Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended October 31, 2000

( ) Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _______ to _______

                         Commission file number 0-8155

                        NANO WORLD PROJECTS CORPORATION
                ----------------------------------------------
       (Exact Name of Small Business Issuer as Specified in Its Charter)

           DELAWARE                                     73-0977756
           --------                                  (I.R.S. Employer
  (State or Other Jurisdiction of                  Identification No.)
   Incorporation or Organization)

   767 THIRD AVENUE, 21ST FLOOR
        NEW YORK, NEW YORK                                10017
      (Address of Principal                            (Zip Code)
        Executive Offices)

                                (646) 735-0188
               ------------------------------------------------
               (Issuer's Telephone Number, Including Area Code)
               ------------------------------------------------



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

Yes __X__ NO _____
      -

As of October 31 , 2000, the issuer had outstanding 18,378,206 shares of Common Stock, par value $.0001 per share.
 -----------------------------------------------------------------------------
 -----------------------------------------------------------------------------

                               Table of Contents

                                    Part I

                             FINANCIAL INFORMATION

Item 1.       Financial Statements (Unaudited)                      Page
                                                                    ----

              Index to Financial Statements                         F-1
              Review Engagement Report                              F-2
              Consolidated Interim Financial Statements
              Consolidated Interim Balance Sheet                    F-3
              Consolidated Interim Statement of Deficit             F-4
              Consolidated Interim Statement of Operations          F-5
              Consolidated Interim Statement of Cash Flows          F-6
              Summary of Significant Accounting Policies            F-7
              Notes to Consolidated Interim Financial Statements    F-10


Item 2.       Management's Discussion and Analysis Of Financial
              Condition and Results of Operations                     1


                                Part II

                           OTHER INFORMATION

Item 1.       Legal Proceedings                                       6
Item 2.       Changes in Securities and Use of Proceeds               6
Item 3.       Defaults upon Senior Securities                         6
Item 4.       Submission of Matters to a Vote of Security Holders     6
Item 5.       Other Information                                       6
Item 6.       Exhibits and Reports on Form 8-K                        7

SIGNATURES

                      PART I. FINANCIAL INFORMATION.

Item 1.      FINANCIAL STATEMENTS.


Unaudited Consolidated Financial Statements

Quarter ended October 31, 2000 and year ended April 30, 2000.

The consolidated financial statements for the six months ended October 31, 2000 and 1999 include, in the opinion of management, all adjustments (which consist only of normal recurring adjustments) necessary to present fairly the results of operations for such periods. Results of operations for the six months ended October 31, 2000, are not necessarily indicative of results of operations which will be realized for the Company's fiscal year ending April 30, 2001.

Nano World Projects Corporation
(a development stage company)
Consolidated Interim Financial Statements
For the six months ended October 31, 2000
(Unaudited)

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

================================================================================

                                                        Review Engagement Report

--------------------------------------------------------------------------------


To the Shareholders of
Nano World Projects Corporation
(a development stage company)


We have reviewed the consolidated interim balance sheet of Nano World Projects Corporation (a development stage company) as at October 31, 2000 and the consolidated interim statements of deficit, operations and cash flows for the six months then ended. Our review was made in accordance with generally accepted standards for review engagements and accordingly consisted primarily of enquiry, analytical procedures and discussion related to information supplied to us by the Company.

A review does not constitute an audit and consequently we do not express an audit opinion on these consolidated interim financial statements.

Based on our review, nothing has come to our attention that causes us to believe that these consolidated interim financial statements are not, in all material respects, in accordance with generally accepted accounting principles.


"BDO Dunwoody LLP"

Chartered Accountants

Edmonton, Canada
December 6, 2000


================================================================================

                                                Nano World Projects Corporation
                                                  (a development stage company)
                                             Consolidated Interim Balance Sheet
                                                          (Expressed in U.S. $)
                                                                    (Unaudited)

October 31                                           2000               1999
--------------------------------------------------------------------------------
Assets

Current

     Cash (Note 2)                             $     49,272       $    8,166
     Accounts receivable                             43,933                -
     Advances to a director                          74,142                -
     Prepaid expenses and deposits                   90,693                -
                                               ---------------------------------

                                                    258,040            8,166

Capital assets (Note 3)                             166,664                -
                                               ---------------------------------

                                               $    424,704       $    8,166
================================================================================

Liabilities and Shareholders' Deficiency

Current

   Accounts payable and accrued liabilities
   (Note 4)                                    $    446,582       $    4,590
   Short-term loan (Note 7)                          19,736           29,995
                                               -----------------------------

                                                    466,318           34,585
                                               -----------------------------

Shareholders' deficiency
     Share capital (Note 5)                       5,523,937          285,165
     Deficit

       Accumulated during the development stage  (5,034,982)               -
       Other                                       (530,569)        (311,584)
                                               -----------------------------

                                                    (41,614)         (26,419)
                                               -----------------------------

                                               $    424,704       $    8,166
================================================================================

On behalf of the Board:


   "Giorgio Marinoni"                        Director
--------------------------------------------

   "Andrew Cochrane"                         Director
--------------------------------------------


 The accompanying summary of significant accounting policies and notes are an intergral part of these consolidated interim financial statements.

================================================================================

                                                 Nano World Projects Corporation
                                                   (a development stage company)
                                       Consolidated Interim Statement of Deficit
                                                           (Expressed in U.S. $)
                                                                     (Unaudited)

For the six months ended October 31                 2000                  1999
-------------------------------------------------------------------------------

Deficit, beginning of period             $    (3,815,456)      $      (291,796)


Net loss for the period                       (1,750,095)              (19,788)
                                         --------------------------------------

Deficit, end of period                   $    (5,565,551)      $      (311,584)
================================================================================

The Accompanying summary of significant policies and notes are an integral part of these consolidated interim financial statements.

================================================================================

                                                 Nano World Projects Corporation
                                                   (a development stage company)
                                    Consolidated Interim Statement of Operations
                                                           (Expressed in U.S. $)
                                                                     (Unaudited)

For the six months ended October 31                       2000             1999
-------------------------------------------------------------------------------

Expenses

   Amortization of capital assets              $        29,300       $       -
   Franchise taxes                                     280,000               -
   General and administrative                        1,172,855          19,788
   Research and development                            300,000               -
                                             ---------------------------------

                                                     1,782,155          19,788
                                             ---------------------------------
Loss before the undernoted                          (1,782,155)        (19,788)
                                             ---------------------------------

Other income (expense)

   Interest income                                     42,060                -
   Imputed interest on promissory note                (10,000)               -
                                             ---------------------------------

                                                       32,060                -
                                             ---------------------------------

Net loss for the period                       $    (1,750,095)      $  (19,788)
===============================================================================

Loss per share (Note 8)                       $        (0.116)      $   (0.002)
===============================================================================






 The accompanying summary of significant accounting policies and notes are an integral part of these consolidated interim financial statements.

===========================================================================

                                            Nano World Projects Corporation
                                              (a development stage company)
                               Consolidated Interim Statement of Cash Flows
                                                      (Expressed in U.S. $)
                                                                (Unaudited)

For the six months ended October 31                  2000             1999
---------------------------------------------------------------------------

Cash provided by (used in)

Operating activities
    Net loss for the period              $     (1,750,095)      $  (19,788)
    Adjustments to reconcile net
      loss to net cash
      Amortization of capital assets               29,300                -
      Imputed interest on promissory note          10,000                -
      Changes in assets and liabilities
        Accounts receivable                       (43,933)               -
        Advances to a director                    (74,142)               -
        Prepaid expenses and deposits             (63,194)
       Accounts payable and accrued liabilities   237,637           27,695
                                               ---------------------------

                                               (1,654,427)           7,907
                                               ---------------------------

Investing activity
     Purchase of capital assets                  (165,216)               -
                                               ---------------------------

Financing activities
     Subscriptions payable                       (311,757)               -
     Repayment of promissory note                (500,000)               -
                                               ---------------------------

                                                 (811,757)               -
                                               ---------------------------

Increase (decrease) in cash                     (2,631,400)          7,907
during the period

Cash, beginning of period                        2,680,672             259
                                               ---------------------------

Cash, end of period                         $       49,272      $    8,166
===========================================================================




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

October 31, 2000
-------------------------------------------------------------------------------

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

                                   The Company owns the technology known as the Dynamic Thin Laminar Flow which makes it possible to produce monolayers of particles of either organic or inorganic materials and apply them to either solid or liquid surfaces. A patent on the Dynamic Thin Laminar Flow method was obtained in 1997 in Italy and subsequent patent applications have been filed in the United States and other countries. The Company is engaged solely in the research and development of the Dynamic Thin Laminar Flow technology and is not currently engaged in any commercial production or licensing of the technology. The Company's future operations are dependent upon successfully developing the technology, obtaining the necessary financing to complete the development and ultimately marketing the technology (Note 1).

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

October 31, 2000
--------------------------------------------------------------------------------

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

October 31, 2000
--------------------------------------------------------------------------------

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

================================================================================

                                                Nano World Projects Corporation
                                                   (a development stage company)
                             Notes to Consolidated Interim Financial Statements
                                                           (Expressed in U.S. $)
                                                                     (Unaudited)

October 31, 2000
--------------------------------------------------------------------------------

1.     Future Operations

       Since April 1999, the Company's efforts have been devoted to identifying potential investments and raising capital to finance the acquisition of the same. In January 2000, the Company, through its wholly-owned subsidiary company, acquired the patent on the technology known as the Dynamic Thin Laminar Flow. Currently, the Company is engaged solely in the research and development of the Dynamic Thin Laminar Flow technology and is not currently engaged in any commercial production or licensing of the technology. As a result, the Company has no revenue and expects to incur losses during the foreseeable future.

       The Dynamic Thin Laminar Flow technology and the Company's ability to commence commercial exploitation of the patent are subject to additional proof of process research and development. During the current period, the Company established a research and development facility in Quebec, Canada and has also entered into an agreement with an Italian company to collaborate on research and development of nanotechnology. The Company is in the process of constructing an automated prototype that is expected to produce films applicable to the filter industry. Management expects to incur substantial additional costs and expenses during the foreseeable future in connection with research and development and construction of prototype commercial equipment.

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

--------------------------------------------------------------------------------

2.     Cash

       Cash (cheques issued in excess of bank balance) held by the Company is denominated as follows:

                                                 2000                  1999
                                      -------------------------------------

        Canadian dollars              $        38,785       $             -
        Italian Lira                           27,558                     -
        US dollars                            (17,017)                8,166
                                      -------------------------------------

                                      $        49,272       $         8,166
                                      =====================================
--------------------------------------------------------------------------------

================================================================================

                                                Nano World Projects Corporation
                                                   (a development stage company)
                             Notes to Consolidated Interim Financial Statements
                                                          (Expressed in U.S. $)
                                                                    (Unaudited)

October 31, 2000
------------------------------------------------------------------------------------------------------------------

3.     Capital Assets
                                                                                        2000              1999
                                        --------------------------------------------------------------------------
                                                             Accumulated            Net Book          Net Book
                                                 Cost       Amortization               Value             Value

       Web page                         $      46,022   $         13,800     $        32,222    $            -
       Computer equipment                     104,857             19,996              84,861                 -
       Leasehold improvements                  13,333              2,000              11,333                 -
       Other equipment                         44,948              6,700              38,248                 -
                                        --------------------------------------------------------------------------

                                        $     209,160   $         42,496     $       166,664    $            -
                                        ==========================================================================

The estimated useful lives of the above assets range from three to five years.

-------------------------------------------------------------------------------------------------------------------

4.     Accounts Payable and Accrued Liabilities

                                                                                    2000                  1999
                                                                         -------------------------------------

       Trade accounts payable                                            $        76,600       $         4,590
       Accrued liabilities                                                        89,982                     -
       Franchise taxes payable                                                   280,000                     -
                                                                         -------------------------------------

                                                                         $       446,582       $         4,590
                                                                         =====================================
------------------------------------------------------------------------------------------------------------------

5.     Share Capital

       Authorized
         Seventy-five million (75,000,000) $0.0001 par value common shares

       Issued

                                                                                  Additional
                                            Number of                Par             Paid in             Total
                                               Shares              Value             Capital     Consideration
                                        --------------------------------------------------------------------------
         Balance, April 30, 2000            8,128,206   $            813     $       523,124    $      523,937
         Issued during the period          10,250,000              1,000           4,999,000         5,000,000
                                        --------------------------------------------------------------------------

         Balance, October 31, 2000         18,378,206   $          1,813     $     5,522,124    $    5,523,937
                                        ==========================================================================

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                                                Nano World Projects Corporation
                                                   (a development stage company)
                             Notes to Consolidated Interim Financial Statements
                                                           (Expressed in U.S. $)
                                                                     (Unaudited)

October 31, 2000
--------------------------------------------------------------------------------

6.     Acquisition

       On January 31, 2000, the Company entered into an agreement to acquire all of the issued and outstanding shares of Nano World Project Colloid & Coating LLC for a total consideration of $2,980,000. The Company's interest in the underlying net assets acquired at assigned values are as follows:

         Cash                                                   $           500
         Acquired in process research and development                 2,979,500
                                                                ---------------

                                                                $     2,980,000
                                                                ===============
           Consideration consists of:
                Promissory note, at net present value           $       480,000
                5,000,000 common shares                               2,500,000
                                                                ---------------

                                                                $     2,980,000
                                                                ===============

       Nano World Project Colloid & Coating LLC holds the patent (Note 1). To date, this company has not earned any revenue, nor incurred any expenses.

       Pursuant to the purchase and sale agreement dated January 31, 2000, the Company acquired 100% of the shares of Nano World Project Colloid & Coating LLC. Under the terms of the agreement, a promissory note was issued to the vendors in the amount of $500,000. The note was repaid in the current period.

--------------------------------------------------------------------------------

7.     Related Party Transactions

       The Company was charged consulting fees of $16,600 (1999 - $nil) by directors of the Company, either directly or indirectly. These amounts were incurred in the normal course of business and are included in general and administrative expenses.

       The short-term loan is due to a company controlled by a former director as a result of reimbursement of expenses paid by this company.

--------------------------------------------------------------------------------

8.     Loss per Share

       Loss per share is calculated on the basis of the weighted average number of common shares outstanding during the period. The weighted average number of common shares amounted to 15,039,891 (1999 - 8,128,206).

--------------------------------------------------------------------------------

================================================================================

                                                 Nano World Projects Corporation
                                                   (a development stage company)
                              Notes to Consolidated Interim Financial Statements
                                                           (Expressed in U.S. $)
                                                                     (Unaudited)

October 31, 2000
--------------------------------------------------------------------------------

9.   Income Taxes

     A reconciliation between the Company's effective tax rate and the U.S. statutory rate is as follows:

                                                              2000              1999
                                                     -------------------------------
     U.S. statutory rate applied to pre-tax income            34.0%            34.0%

     Differential arising from:
      Increase in valuation adjustment
        for current period's losses                          (34.0)%         (34.0)%
                                                     -------------------------------
                                                               0.0%             0.0%
                                                     ===============================
     Deferred income taxes consists of the following:

                                                              2000              1999
                                                     -------------------------------

     Benefit of loss carryforwards                   $     890,800       $  317,700
       Less valuation adjustment                          (890,800)        (317,700)
                                                     -------------------------------

                                                     $           -       $        -
                                                     ===============================

================================================================================

                                                 Nano World Projects Corporation
                                                   (a development stage company)
                              Notes to Consolidated Interim Financial Statements
                                                           (Expressed in U.S. $)
                                                                     (Unaudited)

October 31, 2000
--------------------------------------------------------------------------------

9.     Income Taxes (continued)

       The Company has non-capital losses available for income tax purposes totaling $2,620,000. This amount can be used to reduce taxable income of future years. The potential tax benefit that may result from application of these losses against future taxable income has not been recognized in these consolidated interim financial statements. These losses expire as follows:

                   Year                         Amount

                   2001                   $     119,000
                   2002                          23,000
                   2003                          23,000
                   2004                          22,000
                   2005                          22,000
                   2006                          22,000
                   2007                          22,000
                   2008                          46,000
                   2009                          25,000
                   2010                          39,000
                   2011                          97,000
                   2012                          93,000
                   2015                         317,000
                   2016                       1,750,000
                                         --------------

                                          $   2,620,000
                                         ==============

--------------------------------------------------------------------------------

10.    Commitments

       The Company has entered into a collaboration agreement with Centro Richerche Fiat, an Italian company, whereby the parties agree to collaborate on research and development of nanotechnology. Under this agreement, the Company is committed to spending $300,000 per quarter to June 30, 2001 and thereafter $250,000 per quarter for the next two years.

--------------------------------------------------------------------------------

================================================================================

                                                 Nano World Projects Corporation
                                                   (a development stage company)
                              Notes to Consolidated Interim Financial Statements
                                                           (Expressed in U.S. $)
                                                                     (Unaudited)

October 31, 2000
--------------------------------------------------------------------------------

11.    Subsequent Event

       Subsequent to October 31, 2000, the Company entered into an agreement to buy all of the outstanding shares of an Italian company engaged in the production of high quality thick film screen printing inks for total consideration of $3,500,000 with a closing date of March 1, 2001. Of this amount, one half is to be paid through the issuance of 175,000 shares of the Company at $10 per share and the other half is to be paid in cash. In the event that the shares have a market value of less than $10 on March 1, 2001, the share allotment is to be increased by the difference. There is no assurance at this time that the Company will be successful in acquiring acquisition financing.

       This agreement also includes certain minimum performance measures until 2003. If these measures are not met, the following debt obligations will occur in each year of the agreement:

                       Year                    Amount

                       2001             $     415,650
                       2002                   487,950
                       2003                   596,400
                                        -------------
                                        $   1,500,000
                                        =============

--------------------------------------------------------------------------------

12.    Comparative Figures

       The comparative figures were not subject to review procedures.

--------------------------------------------------------------------------------

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following description of the Company's financial condition and results of operations should be read in conjunction with the unaudited financial statements of the Company and the Notes thereto, included in this report. The description contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ significantly from the results discussed in the forward-looking statements as a result of the risk factors set forth in this report.

GENERAL

The Company's current business is research and development of applications utilizing the Company's patented Dynamic Thin Laminar Flow Method ("DTLF Method"). The DTLF Method was invented in 1997 with the goal of rendering monolayer preparations compatible with industrial standards. A patent on the DTLF method was granted in 1997 in Italy and subsequent patent applications have been filed in the United States and other countries. The Company's sole significant asset is the DTLF Method patent. The Company is currently engaged solely in research and development of the DTLF Method technology, however, the Company plans to expand operations into other nanotechnology businesses. The Company is not currently engaged in any commercial production or licensing of the DTLF Method technology. As a result, the Company has no revenue and expects to incur losses during the foreseeable future. The DTLF Method technology is subject to on-going proof-of-process research and development with respect to the Company's ability to commence commercial exploitation of the patent. Given the foregoing status of the Company's operations, the Company should be considered a high-risk startup technology concern in a very early stage of development.

The Company has advised its shareholders and prospective shareholders that it is a high-risk venture with limited ability to ensure the establishment of significant revenue streams or enhancement of shareholder value during the foreseeable future.

The Company is currently pursuing a two-prong business strategy:

    .  Research, development and expansion of existing DTLF Method Technology;

    . Identification of potential acquisition partners, joint ventures and/or licensee relationships.

On December 12, 2000, the Company appointed Mr. Robert Papalia, Chairman of the Board of Directors, as CEO of the corporation. In such capacity, Mr. Papalia will receive an annual salary of $50,000. The Company is continuing its efforts to engage qualified persons to serve on the Company's senior management roster.

During the fiscal second quarter, the Company moved its corporate headquarters to New York City.

To date, the Company has formed three subsidiaries: Nano World (Canada) Incorporated, a Canadian Federal Company, Centre de Recherche en Assemblage Nano Mechanique Ltd. ("Nano Mechanique"), a Company incorporated in the province of Quebec and Nano World Projects Europe S.p.a. ("Nano Europe"). Additionally the Company has made a commitment to acquire a wholly owned subsidiary through the acquisition of Euroinks s.r.l., a company incorporated in Italy. The effective date of the acquisition is expected to be March 2001, as discussed in further detail below. On December 8, 2000, the Board of Directors determined that it would be in the best interests of the Company to discontinue the operations of Nano Mechanique and shift substantially all of the Company's research and development activities to Nano Europe. Through the Nano Europe subsidiary, the Company plans to continue to research potential applications of the DTLF Method in electronics, optics, and health industries and to seek out other avenues of exploitation for the Company's technology.

During the Company's fiscal second quarter, the Company entered into an agreement with Centro Ricerche Fiat S.c.p.A. of Turin, Italy ("CRF") for the purpose of collaborating with respect to experimentation, application and exploitation of the DTLF Method and related technology, particularly in the fields of optics, electro-optics, and photonics. CRF is the principal research and development facility for the FIAT group of companies. CRF is one of the most important private research organizations in Italy with over 850 professional researchers among its staff. The CRF mission is to make significant contributions to the level of competitiveness of both the FIAT Group and small and medium enterprises by designing new products, processes and innovative methodologies. As part of its "value creation" policy, CRF also develops innovative methodologies with organizational, managerial, and technical aspects. These value creation enhancements include numerical simulation and technologies for the optimization of products and processes, the evaluation of skills, new methods of cost management, and global sourcing. The Company's subsidiary Nano Europe is expected to service the Company's operational requirements of the collaboration with CRF. The Company expects that the Collaboration Agreement with CRF has the potential to expand and accelerate research, product development and commercial exploitation of the DTLF Method as well as other nanotechnologies. The collaboration is expected to provide the Company with immediate access to the significant resources and personnel of the CRF world-renowned research facility in Italy.

The CRF collaboration agreement has a three year term and consists of three phases: an experimentation phase, an application phase and an exploitation phase. The principal purpose of the experimentation phase is to establish an inspection technique to confirm the validity and reliability of the DTLF Method with respect to industrial applications. During the application phase, CRF will assist the Company in establishing a program directed at developing applications derived from the DTLF Method. Finally, once applications are produced, the parties will co-operate to exploit and bring the results to market. All nanotechnology related to the DTLF method at CRF shall be the exclusive property of the Company. CRF has been granted a non-exclusive worldwide license to use nanotechnology related to the DTLF method for product development and experimentation in vehicle applications and lighting. However, pursuant to the agreement, CRF is precluded from transferring, commercializing, assigning or sub-licensing such technology without the consent of the Company. Under the CRF agreement, the Company is obligated to pay CRF $300,000 per quarter to June 30, 2001 and thereafter $250,000 per quarter for the next two years.

On November 22, 2000 the Company signed a binding letter of intent to acquire Euroinks s.r.l. ("Euroinks"). Euroinks is engaged in the production of high-quality thick film screen printing inks. Euroinks produces powders, pastes and liquid gold for industrial use in numerous production sectors, collaborating with firms all over the world. Euroinks currently has four divisions: (1) Photovoltaic (pastes for solar cells); (2) Automotive Glass (silver pastes and ceramic enamels); (3) Liquid gold (decorative applications for porcelain, glass and ceramic tiles); and (4) Electronics (precious metal powders and pastes with various conductive qualities). The Company believes that the Euroinks acquisition will provide a strong technology base for the further development of the DTLF

Method and related nanoparticle applications, as well as provide a steady source of revenues, however there can be no assurance in this regard.

The Euroinks purchase price is US$3.5 million, of which one-half will be paid in shares of common stock of the Company and one-half in cash on the closing date. The portion of the purchase price to be paid in shares of the Company's common stock is guaranteed to have a fair market value of not less than $10.00 per share on March 31, 2001. In the event that the fair market value of the shares to be issued in connection with the purchase price is less than $10.00 per share at the closing date, such share issuance will be increased to reflect the difference in the value per share. The contract also includes performance-based payments of up to an aggregate of $1,500,000 to be paid over three years if Euroinks achieves certain performance milestones. The closing of the Company's acquisition of Euroinks is expected to occur in March 2001, subject to negotiation and execution of definitive acquisition documentation.

In November 2000 the Company entered into a research agreement with the Orientationally Ordered Media (OOM) Lab, a joint project of IOFRAN (the General Physics Institute of the Russian Academy of Science's theoretical department), NIOPIK (several laboratories of the State Scientific Center of the Russian Federation) and Politecnico of Torino's physics department and the Optics and Photonics departments of Centro Ricerche Fiat. Founded in 1997, OOM was the first initiative by Centro Ricerche Fiat in the field of nanotechnology. With input and assistance expected from its joint participants, OOM is intended to investigate the structure and properties of orientationally ordered media, including liquid crystals, surfactants, chiral dopants, dyes, spin-ordered media, and Langmuir-Blodgett film. The coordinated research activities are expected to increase understanding of the processes of structure formation and the inter-relationship between structure and media. The research agreement with OOM Lab will require the Company to pay a cash contribution of $50,000 per year. The Company expects to obtain material research and development benefits from its partnership with the OOM Lab.

During the fiscal second quarter the Company entered into arrangements with various public relations and investor relations consultants with a view to increase awareness of the Company's activities. The Company is currently re-evaluating the benefits of such arrangements and expects to revise its public relations and investor relations programs during the near future. The Company has not issued any equity securities with respect to any such public relations and investor relations arrangements, however, the Company may issue restricted securities in connection with such arrangements in the future.

The Company and its officers and directors have been the subject of numerous defamatory attacks on internet chatrooms, which the Company believes have unfairly harmed the Company's reputation. The Company intends to respond to these attacks in an appropriate fashion in the near future.

RESULTS OF OPERATIONS

Assets. At October 31, 2000, the Company had cash of $49,272, accounts receivable of $43,933, prepaid expenses of $90,693 and an advance to a director of $74,142 for purposes of capitalizing a yet-to-be formed Italian subsidiary of the Company, compared to $8,166 in cash, no accounts receivable, no prepaid expenses and no advances to directors at October 31, 1999. The Company's capital assets were valued at $166,664 at October 31, 2000 compared to no capital assets at October 31, 1999. On November 23, 2000 the sum of $74,142 previously advanced to the director was credited to the account of the Company's new Italian subsidiary, established in November 2000, which amount stands as an inter-company loan.

Liabilities and Shareholders' Equity (Deficiency). At October 31, 2000, the Company had current accounts payable and accrued liabilities of $446,582, compared to $4,590 at October 31, 1999. At October 31, 2000, the Company had a short-term loan of $19,736, as compared to $29,995 at October 31, 1999. The Company repaid a promissory note prior to October 31, 2000 for $500,000. At October 31, 2000 the deficit accumulated during the development stage was ($5,034,982) as compared to no deficit at October 31, 1999. Other deficit at October 31, 2000 was ($530,569), as compared to ($311,584) at October 31, 1999.

Deficit. The Company's deficit for the six months ended October 31, 2000 was ($5,565,551), as compared to ($311,584) for the six months ended October 31, 1999. The Company's net loss for the six months ended October 31, 2000 was ($1,750,095) as compared to ($19,788) for the six months ended October 31, 1999.

Operations. The Company's amortization of capital assets for the six months ended October 31, 2000 was $29,300, as compared to no amortization for the six months ended October 31, 1999. For the six months ended October 31, 2000, the Company's general and administrative expenses were $1,172,855, as compared to $19,788 for the six months ended October 31, 1999. The Company's interest income for the six months ended October 31, 2000, was $42,060 as compared to no interest income for the six months ended October 31, 1999. The Company had imputed interest on the promissory note in the amount of ($10,000) for the six months ended October 31, 2000, as compared to no imputed interest on the promissory note for the six months ended October 31, 1999. The Company's net loss for the six months ended October 31, 2000 was ($1,750,095) as compared to ($19,788) for the six months ended October 31, 1999.

Cash Flows. For the six months ended October 31, 2000, the net loss was ($1,750,095) as compared to ($19,788) for the six months ended October 31, 1999. For the six months ended October 31, 2000, the Company's amortization of capital assets amounted to $29,300, as compared to no amortization of capital assets for the six months ended October 31, 1999. The Company had imputed interest on the promissory note for the six months ended October 31, 2000 in the amount of $10,000, as compared to no imputed interest on the promissory note for the six months ended October 31, 1999. For the six months ended October 31, 2000, the Company had accounts receivable in the amount of ($43,933), as compared to no accounts receivable for the six months ended October 31, 1999. For the six months ended October 31, 2000, the Company had an advance to a director in the amount of ($74,142) as compared to no advances to directors for the six months ended October 31, 1999. The Company's prepaid expenses for the six months ended October 31, 2000 amounted to ($63,194) as compared to no prepaid expenses for the six months ended October 31, 1999. The Company's accounts payable and accrued liabilities for the six months ended October 31, 2000 amounted to $237,637, as compared to $27,695 for the six months ended October 31, 1999. The total cash used in the six months ended October 31, 2000 was ($1,654,427), as compared to cash provided $7,907 for the six months ended October 31, 1999. The Company's purchase of capital assets for the six months ended October 31, 2000 amounted to ($165,216), as compared to no purchase of capital assets for the six months ended October 31, 1999. The Company's subscriptions payable for the six months ended October 31, 2000 amounted to ($311,757) reflecting refunds due to subscribers of a private placement, as compared to no subscriptions payable for the six months ended October 31, 1999. The total cash flow for the six months ended October 31, 2000 amounted to ($2,631,400), as compared to $7,907 for the six months ended October 31, 1999.

In July 2000 the Company received notice of deficiency from the State of Delaware with respect to non-payment of State franchise tax fees in the aggregate amount of approximately $280,000. During the fiscal second quarter 2000, the Company resolved this discrepancy in the Company's favor and consequently has no continuing liabilities with respect to such assessment.

LIQUIDITY

The Company has financed its development primarily through the sale of its common stock. The Company has been dependent on equity financing for continuation of its development. The Company does not currently have sufficient cash to satisfy its obligations through the end of December 2000. The Company is actively seeking additional financing and expects to obtain bridge arrangements to meet its immediate obligations, however, there can be no assurance in this regard. Without immediate and significant financing, the Company's ability to meet its current obligations, to further its development plans and to continue as a going concern will be at serious risk.

The Company has had nominal revenue since the acquisition of its DTLF technology consisting entirely of interest on funds held in the Company's accounts. The Company believes that it may begin to receive meaningful revenues following the closing of the acquisition of Euroinks, however, there can be no assurances in this regard. No other revenue sources are expected to come to fruition until commercial applications of proprietary technology are established, or acquisitions, joint ventures and/or license agreements can provide revenue streams for the Company. The Company does not anticipate product development and sales revenue to be derived from the CRF collaboration or any similar collaboration during the foreseeable future. As a result, the Company does not expect revenues to be sufficient to sustain the Company during the foreseeable future and substantial depletion of capital is anticipated.

The Company has incurred significant operating losses and negative cash flows to date. Through October 31, 2000, the Company had an accumulated deficit of approximately ($5,565,551). The Company has no revenues but has significant outstanding liabilities and obligations. The Company does not expect to generate positive cash flow sufficient to meet its working capital requirements nor to become profitable during the foreseeable future. During the quarter ended October 31, 2000, the Company has incurred net losses of approximately ($1,750,095) and a net loss of ($0.116) per share applicable to the Company's common stockholders. The Company expects to make significant expenditures in connection with the development of the DTLF Method and related technologies, acquisitions, and strategic alliances. The Company expects to have negative cash flow and expects its losses to continue and increase in the foreseeable future.

The Company intends to raise operating capital through private arrangements to finance its operations until it can become self-sustaining, however, there can be no assurance that the Company will be successful in this regard. The Company has no assurance that future equity or debt financing will be available to it on acceptable terms. If such financing is not available on satisfactory terms, if at all, the Company may be unable to continue as a going concern. Any equity financing may result in substantial dilution to existing stockholders.

The Company's further capital requirements will also depend on numerous factors, including the progress of its research and development, the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights. In addition, the economic impact of competition, the costs of implementing and operating a marketing and licensing program could have a material adverse effect on the Company's business.

Given the early stages of development and limited resources available to the Company, management functions have been carried out to date and are expected to continue to be carried out in large measure by the Company's directors as delegated by the Board. The Board plans to delegate to professional managers and assume more of a policy-making role as soon as reasonably possible. Management recognizes that product development and timely marketing are crucial to the Company's prospects. The collaboration with CRF and the expected closing of the Euroinks acquisition are expected to accelerate the Company's viability, however, there can be no assurance in this regard.


                          PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently involved in any pending legal proceedings that are expected to have a material adverse effect on the Company's business. We may from time to time become involved in legal proceedings in the ordinary course of the Company's business.

Item 2. Changes in Securities

Not Applicable.

Item 3. Defaults Upon Senior Securities

Not Applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Not Applicable.

Item 5. Other Information.

On October 30, 2000, Dr. Gilles Picard, Ph.D. resigned as Vice-President and Director of the Company for personal reasons.

On September 21, 2000, Mr. Barry Herman was appointed to the Board of Directors of the Company.

Item 6. Exhibits and Reports on Form 8-K

(a) The following exhibits are filed as a part of, or incorporated by reference into, this report:

Exhibit No.                Description of Exhibit
-----------                -----------------------
10.6                       Nanotechnology Collaboration Agreement between Centro
                           Ricerche Fiat and Nano World Projects Corporation, dated September 6, 2000.

27.1                       Financial Data Schedule

(b) Information regarding reports filed by Nano World Projects Corporation on Form 8-K:

         (i) Form 8-K, dated October 30, 2000 to report the resignation of Dr. Gilles Picard, Ph.D. as Vice-President and Director.

         (ii) Form 8-K, dated November 28, 2000 to report the acquisition of Euroinks s.r.l.

                                  SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            Nano World Projects Corporation



 Date: December 14, 2000                    By: /s/ Robert Papalia
                                                ------------------------
                                               Robert Papalia
                                               CEO and Acting Chief Financial
                                               Officer

                                 EXHIBIT INDEX

Exhibit No.             Description of Exhibit
-----------             ----------------------

27.1                    Financial Data Schedule

10.6 Nanotechnology Collaboration Agreement between Centro Ricerche Fiat and Nano World Projects Corporation, dated September 6, 2000.